Form 10-Q
period 1995-03-31
CENTURY PENSION INCOME FUND XXIII
filed 1995-05-15
CIK 764543

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1995

                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    -----------

                       Commission file number   0-14528

                      Century Pension Income Fund XXIII,
                       A California Limited Partnership
            (Exact name of Registrant as specified in its charter)

      California                                         94-2963120
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

        5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                      (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090

                                      N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                                 -----

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes         No
                            -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                   .
                 ------------------

                                    1 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                    March 31,      December 31,
                                                      1995            1994
                                                   (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $   6,102,000   $   5,202,000
Restricted cash                                         122,000         148,000
Other assets                                          1,079,000       1,419,000
Mortgage loans receivable, net                        1,749,000       1,749,000

Real Estate:

   Real estate                                       94,027,000      93,913,000
   In-substance foreclosure property                  1,985,000       1,985,000
   Accumulated depreciation                         (17,158,000)    (16,529,000)
   Allowance for impairment of value                 (8,069,000)     (7,091,000)
                                                  -------------   -------------
Real estate, net                                     70,785,000      72,278,000

Deferred sales commissions, net                       1,021,000       1,087,000
Deferred organization expenses, net                     605,000         644,000
Deferred costs, net                                     752,000         773,000
                                                  -------------   -------------
  Total assets                                    $  82,215,000   $  83,300,000
                                                  =============   =============
Liabilities and Partners' Deficit

Deferred income, accrued expenses
 and other liabilities                            $   1,634,000   $   1,236,000
Accrued interest - notes payable                        646,000         638,000
Accrued interest - non-recourse promissory notes        524,000       1,048,000
Notes payable                                        16,947,000      16,947,000
Non-recourse Promissory Notes:
   Principal                                         41,939,000      41,939,000
   Deferred interest payable                         26,970,000      26,278,000
                                                  -------------   -------------
  Total liabilities                                  88,660,000      88,086,000
                                                  =============   =============
Minority interest in consolidated joint ventures      7,777,000       7,681,000

Commitments and Contingencies

Partners' Deficit:


 General partner                                     (1,959,000)     (1,903,000)
 Limited partners (95,789 units outstanding at
  March 31, 1995 and December 31, 1994)             (12,263,000)    (10,564,000)
                                                  -------------   -------------
  Total partners' deficit                           (14,222,000)    (12,467,000)
                                                  -------------   -------------
  Total liabilities and partners' deficit         $  82,215,000   $  83,300,000
                                                  =============   =============

                See notes to consolidated financial statements.

                                    2 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


Consolidated Statements of Operations (Unaudited)



                                                    For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $   2,928,000   $   2,495,000
  Interest income on mortgage loans                      20,000          82,000
  Interest income                                        66,000          25,000
                                                  -------------   -------------
    Total revenues                                    3,014,000       2,602,000
                                                  -------------   -------------

Expenses:

  Interest to Promissory Note holders                 1,216,000       1,216,000
  Amortization                                          105,000         105,000
  Operating                                           1,060,000       1,190,000
  Depreciation                                          629,000         662,000
  Interest                                              408,000         397,000
  General and administrative                            256,000         250,000
  Provision for impairment of value                     978,000             -
                                                  -------------   -------------
    Total expenses                                    4,652,000       3,820,000
                                                  -------------   -------------
Loss before minority interest in joint
 ventures' operation                                 (1,638,000)     (1,218,000)

Minority interest in joint ventures' operations         (96,000)        (70,000)
                                                  -------------   -------------

Net loss                                          $  (1,734,000)  $  (1,288,000)
                                                  =============   =============
Net loss per individual investor unit             $         (18)  $         (13)
                                                  =============   =============

                See notes to consolidated financial statements.

                                    3 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


Consolidated Statements of Cash Flows (Unaudited)

                                                    For the Three Months Ended
                                                  March 31, 1995  March 31, 1994
Operating Activities:

Net loss                                          $  (1,734,000)  $  (1,288,000)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Depreciation and amortization                         798,000         821,000
  Provision for impairment of value                     978,000             -
  Minority interest in joint ventures' operations        96,000          70,000
  Deferred interest added to note payable principal       5,000           7,000
  Provision for doubtful receivables                        -            23,000
  Deferred costs paid                                   (43,000)        (40,000)
  Deferred interest on non-recourse promissory notes    692,000         692,000
Changes in operating assets and liabilities:
  Other assets                                          340,000         117,000
  Deferred income, accrued expenses and
   other liabilities                                   (123,000)       (138,000)
                                                  -------------   -------------
Net cash provided by operating activities             1,009,000         264,000
                                                  -------------   -------------
Investing Activities:

Additions to real estate                               (114,000)       (231,000)
Restricted cash decrease                                 26,000          18,000
Proceeds from cash investments                              -         3,357,000
Purchase of cash investments                                -        (1,678,000)
                                                  -------------   -------------
Net cash (used in) provided by investing activities     (88,000)      1,466,000
                                                  -------------   -------------
Financing Activities:

Cash distribution to general partner                    (21,000)        (21,000)
                                                  -------------   -------------
Cash (used  in) financing activities                    (21,000)        (21,000)
                                                  -------------   -------------
Increase in Cash and Cash Equivalents                   900,000       1,709,000


Cash and Cash Equivalents at Beginning of Period      5,202,000         923,000
                                                  -------------   -------------
Cash and Cash Equivalents at End of Period        $   6,102,000   $   2,632,000
                                                  =============   =============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period - notes
   payable                                        $     400,000   $     393,000
  Interest paid in cash during the period -       =============   =============
   non-recourse promissory notes                  $   1,048,000   $   1,048,000
                                                  =============   =============
Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
  Deferred interest added to note payable
   principal                                      $       3,000   $         -
                                                  =============   =============
                See notes to consolidated financial statements.

                                    4 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $3,348,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $24,000 and $18,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.


    (b) An affiliate of NPI, Inc. is entitled to receive 5% of annual gross receipts from certain Partnership properties it manages. For the three months ended March 31, 1995 and 1994, affiliates of NPI, Inc. received $25,000 and $8,000, respectively, which are included in operating expenses.

    (c) An affiliate of NPI, Inc. was paid a $16,000 fee ($11,000 allocated to the Partnership) relating to a successful real estate tax appeal on the Partnership's Coral Palm Plaza, Alpha Business Center and Westpoint Business Center joint venture properties during the three months ended March 31, 1995. This fee is included in operating expenses.

    (d) The general partner received cash distributions totaling $21,000 which is equal to 2 percent of interest paid to Promissory Note holders, during each of the three month periods ended March 31, 1995 and 1994.

    (e) An affiliate of the general partner is entitled to receive a partnership management fee in an amount equal to 10 percent of cash available for distribution before interest payments to the Promissory Note Holders. For each of the three month periods ended March 31, 1995 and 1994, MGP received $55,000. These fees are included in general and administrative expenses.

3.  Restricted Cash

Restricted cash at March 31, 1995 and 1994 represents cash maintained at Sunnymead Towne Center, which is restricted as to its use pursuant to a court approved reorganization plan and the modified note agreements.

                                    5 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Subsequent Events

    (a) On April 20, 1995, the Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable, which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The Partnership acquired the Irvine property by deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expenses) of approximately $1,075,000. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt.


    (b) On April 28, 1995, the Partnership received $1,007,000 in full satisfaction of its mortgage loan receivable on the Warren, Michigan property. The property had been classified as an in-substance foreclosure property. The Partnership accepted the discounted settlement because it determined that, based upon projected future operational cash flow of the property, and the cost of litigation, it appeared likely that a substantial portion of contractual obligations would not be collected. The Partnership has recorded a $978,000 provision for impairment of value at March 31, 1995. A $1,850,000 provision for doubtful mortgage loan and interest receivable had previously been recorded in 1992.

                                    6 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

As of May 1, 1995, Registrant's real estate properties consist of one apartment complex located in Georgia, three business parks located in Florida, North Carolina and Texas, three shopping centers located in Kentucky, Georgia and California, and one office building located in California. Registrant also holds joint venture interests in three business parks located in Minnesota and a shopping center located in Florida. In April 1995, Registrant acquired the California office building property by deed in lieu of foreclosure and satisfied the first mortgage encumbering this property, in the amount of approximately $1,075,000, including expenses. As described in Item 1, Note 4(b), on April 28, 1995, the loan encumbering Registrant's in-substance foreclosure property was satisfied at a discount. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for residential properties and remaining lease terms of up to seventeen years for commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant also holds two mortgage loans. In 1992, one mortgage loan receivable relating to the 1726 M Street property was fully reserved. In 1994, Registrant recorded a $1,250,000 provision for loss relating to the other two cross-collateralized mortgage loans receivable relating to properties located in Irvine and Costa Mesa, California. The mortgagor of the Costa Mesa property assumed $400,000 of the debt encumbering the Irvine property. In addition, Registrant extended the loan on the Costa Mesa property to March 31, 2000 (see Item 1, Note 4). All of Registrant's properties generated positive cash flow during the three months ended March 31, 1995.


Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. Cash distributions to limited partners remain suspended while the Managing General Partner evaluates the capital needs of Registrant.
Promissory Note Holders continue to receive the required minimum interest payments. Registrant recorded an additional provision for impairment of value of $4,500,000 on its Coral Palm Plaza joint venture property at December 31, 1994. Registrant accepted a lease buy-out of $800,000 from a significant tenant at Coral Palm Plaza in December 1994, which was received in January 1995. This payment has been deferred and is being amortized as rental income over the remaining eight years of the former tenant's lease. Management is currently attempting to re-lease the unoccupied space, which might require significant expenditures for tenant installations and leasing commissions. Registrant has no other plans for material capital expenditures.

The level of liquidity based on cash and cash equivalents experienced a $900,000 increase at March 31, 1995, as compared to December 31, 1994. Registrant's $1,009,000 of net cash provided by operating activities was slightly offset by $88,000 of net cash used in investing activities and $21,000 of cash distributed to the General Partner (financing activities). Cash used in investing activities consisted of $114,000 used for improvements to real estate at all of Registrant's properties and a $26,000 decrease in restricted cash. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

                                7 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Working capital reserves are currently being invested in a money market account, United States Treasury bills or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements, regular debt service payments and minimum interest payments on the promissory notes in 1995 and the foreseeable future. In the event that additional resources are required, the Managing General Partner will attempt to arrange further financing or refinancing.

With respect to limited partners, at this time it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital and any portions that are returned will come from cash flow. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's properties and the markets in which such properties are located and on the sales price of the properties. In this regard, it is anticipated at this time that some of the properties will continue to be held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain additional financing, refinancing or debt restructuring, as required.

As to the Promissory Note Holders and assuming the notes are held to maturity, at this time it appears that all remaining principal and a portion of deferred interest will be returned. The ability of Registrant to make such payments of principal and interest is dependent upon the ultimate sales prices, timing of sales of the remaining properties, net proceeds received by Registrant from sales and refinancing and overall Partnership operations. Based on current projections, the Promissory Note Holders will not receive any payment of residual interest.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results, before minority interest in joint venture operations of $96,000, declined by $420,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $412,000, which was more than offset by an increase in expenses of $832,000. The increase in expenses is due to the provision for impairment of value of $978,000 recorded on Registrant's in- substance foreclosure property.

                                    8 of 13

        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended March 31, 1995 vs. March 31, 1994 (Continued)


Revenues increased by $412,000 due to increases in rental revenues of $433,000 and in interest income of $41,000 which were partially offset by a decrease in interest income on mortgage loans of $62,000. Rental revenues increased due to an under accrual of estimated escalation billbacks at Centre Stage Shopping Center, Commerce Plaza, Highland Park III, and Regency Centre for the three months ended March 31, 1994 and occupancy increases at Registrant's Highland Park III property and at Registrant's Alpha, Plymouth and Westpoint Business Centers joint venture properties. The decline in occupancy at Coral Palm Plaza was as a result of a major tenant's lease buy-out in December 1994, which was only partially offset by the amortization of the tenant's termination payment. Interest income increased due to an increase in average working capital reserves available for investment and increased interest rates. Interest income on mortgage loans declined due to the termination of payment by the borrower on the Medtronics mortgage loan in October 1994. The accrual and deferral of interest on the Medtronics mortgage loan receivable ceased in 1994 due to the provision for impairment.

Expenses, before provision for impairment of value of $978,000, decreased by $146,000 for the three months ended March 31, 1995, as compared to 1994, due to decreases in operating expenses of $130,000 and depreciation expense of 33,000, which were only partially offset by increases in interest expense of $11,000 and general and administrative expenses of $6,000. Operating expenses decreased due to real estate tax reductions at Registrant's Alpha Business Center and Westpoint Business Center, along with legal fees relating to Sunnymead Towne Center and Regency Center, which were included in operating expenses for the three months ended March 31, 1994. Depreciation expense declined due to the provision for impairment of value recorded on Registrant's Coral Palm Plaza joint venture property. Interest expense increased due to a modification in the interest rate from 11% to 11.5% on Registrant's Valley Apartments in April 1994. General and administrative expenses remained relatively constant.

Properties

A description of the properties in which Registrant has an ownership interest, along with the occupancy data, follows:

                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

                               OCCUPANCY SUMMARY
                For the Quarters Ended March 31, 1995 and 1994

                                                             Average
                          Date of                       Occupancy Rate (%)
Name and Location         Purchase    Type      Size     1995        1994
- -----------------         --------    ----      ----    -------    -------
Commerce Plaza             03/86    Business   83,000     100          99
Tampa, Florida                        Park     sq. ft.

                                    9 of 13




        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)
                                                               Average
                          Date of                         Occupancy Rate (%)
Name and Location         Purchase    Type      Size        1995      1994
- -----------------         --------    ----      ----      --------  --------
Regency Centre              05/86   Shopping   124,000        99        99
Lexington, Kentucky                  Center     sq. ft.

Highland Park Commerce
 Center - Phase II          09/86   Business    67,000        92        85
Charlotte, North Carolina             Park      sq. ft.

Interrich Plaza (1)         04/88   Business    53,000        98        97
Richardson, Texas                     Park      sq. ft.

Centre Stage
 Shopping Center (2)        01/90   Shopping    96,000        96        94
Norcross, Georgia                    Center     sq. ft.

Sunnymead Towne Center (3)  03/91   Shopping   173,000        91        91
Moreno Valley, California            Center     sq. ft.

Valley Apartments (4)       04/91  Apartments  268 units      96        97
Atlanta, Georgia

In-Substance Foreclosure
   Property:

Century Center (5)            -         -          -           -         -
Warren, Michigan

Coral Palm Plaza Joint
   Venture:

Coral Palm Plaza            01/87   Shopping   135,000        68        83
Coral Springs, Florida               Center     sq. ft.

Minneapolis Business Parks
   Joint Venture:

Alpha Business Center       05/87   Business   172,000        95        85
Bloomington, Minnesota                Park      sq. ft.

Plymouth Service Center     05/87   Business    74,000       100        95
Plymouth, Minnesota                   Park      sq. ft.


                                   10 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)
                                                               Average
                          Date of                         Occupancy Rate (%)
Name and Location         Purchase   Type       Size       1995        1994
- -----------------         --------   ----       ----      --------   --------
Westpoint Business Center   05/87   Business   161,000      91          73
Plymouth, Minnesota                   Park     sq. ft.







(1) Property was acquired through foreclosure of a mortgage loan receivable on April 5, 1988.
(2) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable on January 2, 1990.
(3) Property was acquired through foreclosure of a mortgage loan receivable on March 28, 1991.
(4) Property was acquired through foreclosure of a mortgage loan receivable on April 2, 1991.
(5) This property has been classified as an in substance foreclosure property at March 31, 1995 and December 31, 1994. On April 28, 1995, the loan encumbering the property was repaid at a discount.

                                   11 of 13



        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         No report on Form 8-K was required to be filed during the period.

                                   12 of 13




        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - MARCH 31, 1995
                       A California Limited Partnership


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PENSION INCOME FUND XXIII,
                              A California Limited Partnership

                              By:  FOX PARTNERS V
                                   Its General Partner

                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   A General Partner


                              ___________________________________________
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                               13 of 13