Form 10-Q
period 1995-06-30
CENTURY PENSION INCOME FUND XXIII
filed 1995-08-11
CIK 764543

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________to ____________

                  Commission file number   0-14528

                  Century Pension Income Fund XXIII,
                  A California Limited Partnership
        (Exact name of Registrant as specified in its charter)

      California                                           94-2963120
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

    5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia          30328
        (Address of principal executive office)                  (Zip Code)

  Registrant's telephone number, including area code (404) 916-9090

                                        N/A
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No_____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.   Yes ______ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                            1 of 16



     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets

                                                   June 30,         December 31,
                                                     1995               1994
                                                  (Unaudited)        (Audited)

Assets

Cash and cash equivalents                         $  6,306,000    $  5,202,000
Restricted cash                                        145,000         148,000
Other assets                                         1,234,000       1,419,000
Mortgage loans receivable, net                       1,137,000       1,749,000

Real Estate:

   Real estate                                      95,997,000      93,913,000
   In-substance foreclosure property                      --         1,985,000
   Accumulated depreciation                        (17,810,000)    (16,529,000)
   Allowance for impairment of value                (7,091,000)     (7,091,000)
                                                  -------------   -------------
Real estate, net                                    71,096,000      72,278,000

Deferred sales commissions, net                        955,000       1,087,000
Deferred organization expenses, net                    567,000         644,000
Deferred costs, net                                    805,000         773,000
                                                  -------------   -------------
      Total assets                                $ 82,245,000    $ 83,300,000
                                                  =============   =============

Liabilities and Partners' Deficit

Deferred income, accrued expenses and
  other liabilities                               $  1,400,000    $  1,236,000
Accrued interest - notes payable                       645,000         638,000
Accrued interest - non-recourse promissory
  notes                                              1,048,000       1,048,000
Notes payable                                       16,956,000      16,947,000
Non-recourse Promissory Notes:
   Principal                                        41,939,000      41,939,000

   Deferred interest payable                        27,661,000      26,278,000
                                                  -------------   -------------
      Total liabilities                             89,649,000      88,086,000
                                                  -------------   -------------
Minority interest in consolidated joint
  ventures                                           7,441,000       7,681,000
                                                  -------------   -------------


Commitments and Contingencies

Partners' Deficit:

 General partner                                    (1,971,000)     (1,903,000)
 Limited partners (95,789 units outstanding
     at June 30, 1995 and December 31, 1994)       (12,874,000)    (10,564,000)
                                                  -------------   -------------
      Total partners' deficit                      (14,845,000)    (12,467,000)
                                                  -------------   -------------
      Total liabilities and partners' deficit     $ 82,245,000    $ 83,300,000
                                                  =============   =============

            See notes to consolidated financial statements.

                                2 of 16


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership


Consolidated Statements of Operations (Unaudited)

                                                    For the Six Months Ended
                                                 June 30, 1995     June 30, 1994

Revenues:

 Rental                                           $ 5,684,000     $ 5,295,000
 Interest income on mortgage loans                     41,000         162,000
 Interest and other income                            657,000          99,000
                                                  ------------    ------------
  Total revenues                                    6,382,000       5,556,000
                                                  ------------    ------------
Expenses:

 Interest to Promissory Note Holders                2,431,000       2,431,000
 Amortization                                         209,000         209,000
 Operating                                          2,267,000       2,483,000
 Depreciation                                       1,281,000       1,325,000
 Interest                                             827,000         815,000
 General and administrative                           413,000         419,000
 Loss on satisfaction of mortgage loan
   receivable                                         978,000            --

                                                  ------------    ------------
  Total expenses                                    8,406,000       7,682,000
                                                  ------------    ------------
Loss before minority interest in joint
  ventures' operations                             (2,024,000)     (2,126,000)

Minority interest in joint ventures' operations      (333,000)        (98,000)
                                                  ------------    ------------
Net loss                                          $(2,357,000)    $(2,224,000)
                                                  ============    ============
Net loss per individual investor unit             $       (24)    $       (23)
                                                  ============    ============


            See notes to consolidated financial statements.

                                3 of 16


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership


Consolidated Statements of Operations (Unaudited)
                                                    For the Six Months Ended
                                                 June 30, 1995     June 30, 1994

Revenues:

 Rental                                           $ 2,756,000     $ 2,800,000
 Interest income on mortgage loans                     21,000          80,000
 Interest and other income                            591,000          74,000
                                                  ------------    ------------
  Total revenues                                    3,368,000       2,954,000
                                                  ------------    ------------
Expenses:

 Interest to Promissory Note Holders                1,215,000       1,215,000
 Amortization                                         104,000         104,000
 Operating                                          1,207,000       1,272,000
 Depreciation                                         652,000         663,000
 Interest                                             419,000         418,000
 General and administrative                           157,000         190,000
                                                  ------------    ------------
  Total expenses                                    3,754,000       3,862,000
                                                  ------------    ------------
Loss before minority interest in joint ventures'
  operations                                         (386,000)       (908,000)


Minority interest in joint ventures' operations      (237,000)        (28,000)
                                                  ------------    ------------
Net loss                                          $  (623,000)    $  (936,000)
                                                  ============    ============

Net loss per individual investor unit             $        (6)    $       (10)
                                                  ============    ============


            See notes to consolidated financial statements.

                                4 of 16


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                   A California Limited Partnership

Consolidated Statements of Cash Flows (Unaudited)

                                                    For the Six Months Ended
                                                 June 30, 1995     June 30, 1994

Operating Activities:

Net loss                                          $(2,357,000)    $(2,224,000)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
 Depreciation and amortization                      1,614,000       1,661,000
 Minority interest in joint ventures'
   operations                                         333,000          98,000
 Loss on satisfaction of notes receivable             978,000              --
 Deferred interest added to note payable
   principal                                            6,000          15,000
 Provision for doubtful receivables                        --          31,000
 Deferred interest on non-recourse
   promissory notes                                 1,383,000       1,383,000
 Deferred costs paid                                 (156,000)       (110,000)
Changes in operating assets and liabilities:
 Other assets                                         185,000         (50,000)
 Deferred income, accrued expenses and other
   liabilities                                        174,000         343,000
                                                  ------------    ------------
Net cash provided by operating activities           2,160,000       1,147,000
                                                  ------------    ------------
Investing Activities:

Cost of real estate acquired through
  foreclosure                                      (1,114,000)             --
Additions to real estate                             (358,000)       (422,000)
Restricted cash                                         3,000          61,000
Proceeds from cash investments                             --       3,357,000
Proceeds from satisfaction of mortgage loan
  receivable                                        1,007,000              --
                                                  ------------    ------------
Net cash (used in) provided by investing
  activities                                         (462,000)      2,996,000
                                                  ------------    ------------
Financing Activities:


Joint venture partner distributions                  (573,000)             --
Cash distribution to general partner                  (21,000)        (21,000)
                                                  ------------    ------------
Cash (used  in) financing activities                 (594,000)        (21,000)
                                                  ------------    ------------
Increase in Cash and Cash Equivalents               1,104,000       4,122,000

Cash and Cash Equivalents at Beginning of
  Period                                            5,202,000         923,000
                                                  ------------    ------------
Cash and Cash Equivalents at End of Period        $ 6,306,000     $ 5,045,000
                                                  ============   ============
Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period
   - notes payable                                $   820,000     $   794,000
                                                  ============   ============
 Interest paid in cash during the period
   - non-recourse promissory notes                $ 1,048,000     $ 1,048,000
                                                  ============   ============
Supplemental Disclosure of Non-Cash Investing and
  Financing Activities:
 Deferred interest added to note
  payable principal                               $     3,000              --
                                                  ============   ============
 Mortgage loan receivable reclassified
   to real estate (Note 4)                        $   612,000              --
                                                  ============   ============

            See notes to consolidated financial statements.

                                5 of 16



    CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership

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

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Notes 4 and 5.

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $48,000 and $60,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive 5% of annual gross receipts from certain Partnership properties it manages. For the six months ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $51,000 and $33,000, respectively, which are included in operating expenses.

    (c) During each of the six month periods ended June 30, 1995 and 1994, an affiliate of NPI, Inc. was paid a $16,000 and $10,000 fee
         ($11,000 and $7,000 allocated to the Partnership, respectively) relating to successful real estate tax appeals on the Partnership's Coral Palm Plaza, Alpha Business Center and Westpoint Business Center joint venture properties. These fees are included in operating expenses.

    (d) The general partner received cash distributions totaling $21,000, which is equal to 2 percent of interest paid to Promissory Note holders, during each of the six month periods ended June 30, 1995 and 1994.

    (e) An affiliate of the general partner is entitled to receive a partnership management fee in an amount equal to 10 percent of cash available for distribution before interest payments to the Promissory Note Holders. For each of the six month periods ended June 30, 1995 and 1994, MGP received $55,000. These fees are included in general and administrative expenses.

3.  Restricted Cash

    Restricted cash at June 30, 1995 and 1994 represents cash maintained at Sunnymead Towne Center, which is restricted as to its use pursuant to a court approved reorganization plan and the modified note agreements.


                               6 of 16

    CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Mortgage Loans Receivable

    The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable, which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994 and, in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expenses) of approximately $1,114,000. On May 31, 1995, the receiver on
    the Irvine property was dismissed.   The Partnership has
    accrued $115,000 of net rental income due from the receiver for the five months ended May 31, 1995. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000, has been reclassified as real estate at June 30, 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt.

    On June 20, 1995, the Partnership received a notice from the first mortgagee on 1726 M Street, indicating that they expect to foreclose on this property shortly. As a result, the Partnership will lose its second mortgage interest in this property. In 1992, the Partnership fully reserved for this contingency.

5. Loss on Satisfaction of Mortgage Loan Receivable on In-Substance Foreclosure Property

    On April 28, 1995, the Partnership received $1,007,000 in full satisfaction of its mortgage loan receivable on the Warren, Michigan property. The property had been classified as an in-substance foreclosure property. The Partnership accepted the discounted settlement because it determined that, based upon projected future operational cash flow of the property, and the cost of litigation, it appeared likely that a substantial portion of contractual obligations would not be collected. The Partnership recorded a $978,000 loss on satisfaction of a mortgage loan receivable at June 30, 1995. A $1,850,000 provision for doubtful mortgage loan and interest receivable had previously been recorded in 1992.

6.  Other Income

    The Partnership accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet at Coral Palm Plaza (and was received in 1995). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000. The remaining portion has been deferred and is currently being amortized as rental income over the remaining eight years of the former tenant's lease. Management is negotiating to re-lease the remaining 7,000 square feet.



                                7 of 16


    CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated
Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

As of August 1, 1995, Registrant's real estate properties consist of one apartment complex located in Georgia, four business parks located in Florida, North Carolina, California and Texas and three shopping centers located in Kentucky, Georgia and California. Registrant also holds joint venture interests in three business parks located in Minnesota and a shopping center located in Florida. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for residential properties and remaining lease terms of up to seventeen years for commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant also holds two mortgage loans. As described in Item 1, Note 4, in April 1995, Registrant acquired the Irvine property by deed in lieu of foreclosure and satisfied the first mortgage encumbering this property, in the amount of approximately $1,114,000, including expenses. As described in Item 1, Note 5, on April 28, 1995, the loan encumbering Registrant's in-substance foreclosure property was satisfied at a discount. On June 20, 1995, the Partnership received a notice from the first mortgagee on 1726 M Street, indicating that they expect to foreclose on this property shortly. As a result, the Partnership will lose its second mortgage interest in this property. In 1992, the Partnership fully reserved for this contingency. The mortgagor of the Costa Mesa property assumed $400,000 of the debt encumbering the Irvine property. In addition, Registrant extended the loan on the Costa Mesa property to March 31, 2000 (see Item 1, Note 4). All of Registrant's properties, except Registrant's Valley Apartments, generated positive cash flow during the six months ended June 30, 1995. Registrant's Valley Apartments generated negative cash flow for the six months ended June 30, 1995, due to capital improvements
(discussed below).

Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. Cash distributions to limited partners remain suspended while the Managing General Partner evaluates the capital needs of Registrant. Promissory Note Holders continue to receive the required minimum interest payments. Registrant accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet at Coral Palm Plaza (and was received in 1995). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000. The remaining portion has been deferred and is currently being amortized as rental income over the remaining eight years of the former tenant's lease. Management is negotiating to re-lease the remaining 7,000 square feet. In May 1995, a significant tenant at Registrant's Interrich Plaza vacated. Management is currently attempting to re-lease the unoccupied space, which might require significant expenditures for tenant installations and leasing commissions. During the three months ended June 30, 1995, a construction project to replace the breezeways at Registrant's Valley Apartments was started and completed at a cost of approximately $260,000. Registrant has no other plans for material capital expenditures.

                               8 of 16


    CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

The level of liquidity based on cash and cash equivalents experienced a $1,104,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $2,160,000 of net cash provided by operating activities was partially offset by $462,000 of net cash used in investing activities, $573,000 of cash distributed to the joint venture partner (financing activities) and $21,000 of cash distributed to the general partner (financing activities). Cash used in investing activities consisted of $1,114,000 of cash paid to satisfy the first mortgage encumbering the Medtronics property, which Registrant acquired through deed in lieu of foreclosure, and $358,000 of cash used for improvements to real estate, primarily at Registrant's Valley Apartments. The cash used in investing activities was partially offset by a $3,000 decrease in restricted cash and $1,007,000 of cash received by Registrant in satisfaction, at a discount, of the mortgage loan encumbering Registrant's in-substance foreclosure property (investing activities). All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are currently being invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements, regular debt service payments and minimum interest payments on the Promissory Notes in 1995 and the foreseeable future. In the event that additional resources are required, the Managing General Partner will attempt to arrange further financing or refinancing.

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

                               9 of 16


    CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership


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

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results, before minority interest in joint ventures' operations of $333,000, improved by $102,000 for the six months ended June 30, 1995 as compared to 1994, due to an increase in revenues of $826,000 which was partially offset by an increase in expenses of $724,000. The increase in expenses is due to the $978,000 loss on satisfaction of a mortgage loan receivable on Registrant's in substance foreclosure property, Century Center.

Operating results, before minority interest in joint ventures' operations and excluding the Medtronics property (which was acquired through deed in lieu of foreclosure on April 20, 1995), declined by $1,000 due to an increase in expenses of $685,000 which was offset by an increase in revenues of $684,000.

Rental revenues, before minority interest in joint ventures' operations and excluding the Medtronics property, increased by $247,000, for the six months ended June 30, 1995, as compared to 1994, primarily due to occupancy increases at Registrant's Highland Park Commerce Center and Center Stage properties, and at Registrant's Alpha and Westpoint Business Center joint venture properties. Occupancy declined at Registrant's Interrich Plaza property. The decline in occupancy at Coral Palm Plaza was the result of a major tenant's lease buy-out in December 1994, which was offset by amortization of the tenant's termination payment. Occupancy at Registrant's other properties remained relatively constant. In addition, rental rates increased at Registrant's Valley Apartments and Regency Centre properties. Interest and other income increased by $558,000 primarily due to the recognition of $517,000 of lease termination income at Registrant's Coral Palm Plaza joint venture property. Interest income also increased due to an increase in average working capital reserves available for investment and increased interest rates. Interest income on mortgage loans declined by $121,000 due to the termination of payment by the borrower on the Medtronics mortgage loan in October 1994. Registrant acquired the Medtronics property through deed in lieu of foreclosure in April 1995.

                               10 of 16


    CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Results of Operations (Continued)

Six Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

Expenses, before minority interest in joint ventures' operations and excluding the Medtronics property, increased for the six months ended June 30, 1995, as compared to 1994, due to the loss on satisfaction of the mortgage loan receivable of $978,000. Registrant experienced decreases in operating expenses of $233,000 and depreciation expense of $66,000 which were only slightly offset by an increase in interest expense of $12,000. Operating expenses declined primarily due to legal fees relating to Registrant's Sunnymead Towne Center and Regency Center properties during the 1994 period, which were only partially offset by increased repairs and maintenance expense at Registrant's Valley Apartments property. Depreciation expense declined due to the provision for impairment of value recorded on Registrant's Coral Palm Plaza joint venture property. In addition, general and administrative expenses declined by $6,000 due to lower reimbursed expenses for the six months ended June 30, 1995, as compared to 1994. All other expenses remained relatively constant.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results, before minority interest in joint ventures' operations of $237,000, improved by $522,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $414,000 and a decrease in expenses of $108,000.

Operating results, before minority interest in joint ventures' operations and excluding the Medtronics property, improved $419,000 due to an increase in revenues of $272,000 and a decrease in expenses of $147,000.

Rental revenues, before minority interest in joint ventures' operations and excluding the Medtronics property, decreased by $186,000, for the three months ended June 30, 1995, as compared to 1994, due to occupancy decreases at Registrant's Commerce Plaza and Interrich Plaza properties and an adjustment of estimated escalation billbacks at Registrant's Regency Centre, Commerce Plaza, and Centre Stage properties in the prior year comparative period. Occupancy increased at Registrant's Centre Stage Shopping Center and at Registrant's Alpha and Westpoint Business Center joint venture properties. The decline in occupancy at Coral Palm Plaza was the result of a major tenant's lease buy-out in December 1994, which was offset by amortization of the tenant's termination payment. Occupancy at Registrant's other properties remained relatively constant. In addition, rental rates increased at Registrant's Valley Apartments and Regency Centre properties. Interest and other income increased by

$517,000 due to the recognition of $517,000 of lease termination income at Registrant's Coral Palm joint venture property. Interest income remained constant as the increase in average working capital reserves available for investment and increased interest rates, were offset by an overaccrual of interest income in the prior year comparative period. Interest income on mortgage loans declined by $59,000 due the termination of payment by the borrower on the Medtronics mortgage loan in October 1994. Registrant acquired the Medtronics property through deed in lieu of foreclosure in April of 1995.

                               11 of 16


    CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Results of Operations (Continued)

Three Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

Expenses, before minority interest in joint ventures' operations and excluding the Medtronics property, decreased for the three months ended June 30, 1995, as compared to 1994, due to decreases in operating expenses of $82,000 and depreciation expense of $33,000, which were slightly offset by a $1,000 increase in interest expense. Operating expenses declined primarily due to legal fees relating to Registrant's Sunnymead Towne Center and Regency Center properties during the 1994 period, which were only partially offset by increased repairs and maintenance expense at Registrant's Valley Apartments property. Depreciation expense declined due to the provision for impairment of value recorded on Registrant's Coral Palm Plaza joint venture property. In addition, general and administrative expenses declined by $33,000 primarily due to lower reimbursed expenses during the three months ended June 30, 1995, as compared to 1994. All other expenses remained relatively constant.


                              12 of 16


    CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                  A California Limited Partnership


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this report, along with occupancy data, follows:

                  CENTURY PENSION INCOME FUND XXIII,
                   A California Limited Partnership

                           OCCUPANCY SUMMARY

                                                                                                  Average
                                                                                             Occupancy Rate (%)
                                                                                       -------------------------------
                                                                                       Six Months         Three Months
                                                                                          Ended               Ended
                                                   Date of                               June 30,            June 30,
Name and Location                                 Purchase      Type        Size      1995      1994      1995      1994
- ----------------                                  --------      ----        ----      ----      ----      ----      ----
Commerce Plaza                                      03/86     Business     83,000      96        99        92        98
Tampa, Florida                                                  Park       sq. ft.

Regency Centre                                      05/86     Shopping    124,000      99        99        99        99
Lexington, Kentucky                                             Center     sq. ft.

Highland Park Commerce
 Center - Phase II                                  09/86     Business     67,000      92        89        92        93
Charlotte, North Carolina                                       Park        sq. ft.

Interrich Plaza (1)                                 04/88     Business     53,000      87        94        76        91
Richardson, Texas                                               Park        sq. ft.

Centre Stage
 Shopping Center (2)                                01/90     Shopping     96,000      97        94        98        93
Norcross, Georgia                                               Center      sq. ft.

Sunnymead Towne Center (3)                          03/91     Shopping    173,000      91        91        91        91
Moreno Valley, California                                       Center      sq. ft.

Valley Apartments (4)                               04/91    Apartments   268 units    96        96        96        95
Atlanta, Georgia

Medtronics (5)                                      04/95     Business     35,000
Irvine, California                                              Park        sq. ft.   100         -       100         -


                                   13 of 16


         CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                       A California Limited Partnership



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.


Properties (Continued)



                                                                                                 Average
                                                                                             Occupancy Rate (%)
                                                                                          ------------------------
                                                                                          Six Months  Three Months
                                                                                          Ended               Ended
                                                   Date of                               June 30,            June 30,
Name and Location                                 Purchase      Type        Size      1995      1994      1995      1994
- -----------------                                 --------      ----        ----      ----      ----      ----      ----
Coral Palm Plaza Joint
   Venture:

Coral Palm Plaza                                   01/87     Shopping     135,000      67         85       67         87
Coral Springs, Florida                                        Center       sq. ft.

Minneapolis Business Parks
   Joint Venture:

Alpha Business Center                              05/87     Business     172,000      95         86       95         87
Bloomington, Minnesota                                        Park         sq. ft.

Plymouth Service Center                            05/87     Business      74,000     100         97      100        100
Plymouth, Minnesota                                           Park         sq. ft.

Westpoint Business Center                          05/87     Business     161,000      91         73       91         72
Plymouth, Minnesota                                           Park         sq. ft.


(1) Property was acquired through foreclosure of a mortgage loan receivable in April 1988.

(2) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable in January 1990.

(3) Property was acquired through foreclosure of a mortgage loan receivable in March 1991.

(4) Property was acquired through foreclosure of a mortgage loan receivable in April 1991.

(5) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable in April 1995.


                                  14 of 16


        CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                      A California Limited Partnership

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.


                                   15 of 16


         CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - JUNE 30, 1995
                       A California Limited Partnership



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


                              CENTURY PENSION INCOME FUND XXIII,
                              A California Limited Partnership

                              By:  FOX PARTNERS V
                                   Its General Partner

                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   A General Partner


                              /S/ ARTHUR N. QUELER
                              -------------------------------------------
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                                   16 of 16