Form 10-Q
period 1995-09-30
CENTURY PENSION INCOME FUND XXIII
filed 1995-11-13
CIK 764543

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1995

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
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

      5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia    30328
           (Address of principal executive office)          (Zip Code)

      Registrant's telephone number, including area code (770) 916-9090

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

                                   1 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

Consolidated Balance Sheets
                                                September 30,   December 31,
                                                     1995          1994
Assets

Cash and cash equivalents                      $   6,112,000   $   5,202,000
Restricted cash                                      168,000         148,000
Other assets                                       1,420,000       1,419,000
Mortgage loans receivable, net                     1,137,000       1,749,000

Real Estate:

   Real estate                                    96,274,000      93,913,000
   In-substance foreclosure property                    -          1,985,000
   Accumulated depreciation                      (18,450,000)    (16,529,000)
   Allowance for impairment of value              (7,091,000)     (7,091,000)
                                               -------------   -------------
Real estate, net                                  70,733,000      72,278,000

Deferred sales commissions, net                      889,000       1,087,000
Deferred organization expenses, net                  528,000         644,000
Deferred costs, net                                  790,000         773,000
                                               -------------   -------------
   Total assets                                $  81,777,000   $  83,300,000
                                               =============   =============
Liabilities and Partners' Deficit

Deferred income, accrued expenses and
  other liabilities                            $   1,529,000   $   1,236,000
Accrued interest - notes payable                     695,000         638,000
Accrued interest - non-recourse promissory
  notes                                              524,000       1,048,000
Notes payable                                     16,956,000      16,947,000
Non-recourse Promissory Notes:
  Principal                                       41,939,000      41,939,000
  Deferred interest payable                       28,353,000      26,278,000
                                               -------------   -------------
   Total liabilities                              89,996,000      88,086,000
                                               -------------   -------------
Minority interest in consolidated joint
  ventures                                         7,588,000       7,681,000
                                               -------------   -------------
Committment and Contingencies


Partners' deficit:

General partner                                   (2,011,000)     (1,903,000)
Limited partners (95,789 units outstanding at
  September 30, 1995 and December 31, 1994)      (13,796,000)    (10,564,000)
                                               -------------   -------------
   Total partners' deficit                       (15,807,000)    (12,467,000)
                                               -------------   -------------
   Total liabilities and partners' deficit     $  81,777,000   $  83,300,000
                                               =============   =============

               See notes to consolidated financial statements.

                                   2 of 18


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


Consolidated Statements of Operations

                                                For the Nine Months Ended
                                               September 30,   September 30,
                                                    1995            1994
Revenues:

   Rental                                      $   8,571,000   $   8,233,000
   Interest income on mortgage loans                  61,000         243,000
   Interest and other income                         923,000         311,000
                                               -------------   -------------
     Total revenues                                9,555,000       8,787,000
                                               -------------   -------------

Expenses:

   Interest to Promissory Note Holders             3,647,000       3,647,000
   Amortization                                      314,000         314,000
   Operating                                       3,589,000       3,506,000
   Depreciation                                    1,921,000       1,987,000
   Interest                                        1,288,000       1,322,000
   General and administrative                        635,000         654,000
   Provision for impairment of value                    -            400,000
   Loss on satisfaction of mortgage loan
     receivable                                      978,000            -
                                               -------------   -------------
     Total expenses                               12,372,000      11,830,000
                                               -------------   -------------
Loss before minority interest in joint
  ventures' operations                            (2,817,000)     (3,043,000)

Minority interest in joint ventures'
  operations                                        (481,000)       (220,000)
                                               -------------   -------------
Net loss                                       $  (3,298,000)  $  (3,263,000)
                                               =============   =============
Net loss per individual investor unit          $      (33.74)  $      (33.39)
                                               =============   =============

               See notes to consolidated financial statements.

                                   3 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                       A California Limited Partnership


Consolidated Statements of Operations

                                               For the Three Months Ended
                                               September 30,   September 30,
                                                   1995            1994


Revenues:

   Rental                                      $   2,887,000   $   2,938,000
   Interest income on mortgage loans                  20,000          81,000
   Interest and other income                         266,000         212,000
                                               -------------   -------------
     Total revenues                                3,173,000       3,231,000
                                               -------------   -------------
Expenses:

   Interest to Promissory Note Holders             1,216,000       1,216,000
   Amortization                                      105,000         105,000
   Operating                                       1,322,000       1,023,000
   Depreciation                                      640,000         662,000
   Interest                                          461,000         507,000
   General and administrative                        222,000         235,000
   Provision for impairment of value                    -            400,000
                                               -------------   -------------
     Total expenses                                3,966,000       4,148,000
                                               -------------   -------------
Loss before minority interest in joint
ventures' operations                                (793,000)       (917,000)

Minority interest in joint ventures' operations     (148,000)       (122,000)
                                               -------------   -------------
Net loss                                       $    (941,000)  $  (1,039,000)
                                               =============   =============
Net loss per individual investor unit          $       (9.63)  $      (10.63)
                                               =============   =============

               See notes to consolidated financial statements.

                                   4 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership

Consolidated Statements of Cash Flows

                                                For the Nine Months Ended
                                               September 30,   September 30,
                                                    1995           1995
Operating Activities:

Net loss                                       $  (3,298,000)  $  (3,263,000)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                  2,423,000       2,486,000
   Minority interest in joint ventures'
     operations                                      481,000         220,000
   Loss on satisfaction of notes receivable          978,000             -
   Deferred interest added to note payable
     principal                                         6,000         106,000
   Provision for doubtful receivables                    -            42,000
   Provision for impairment of value                     -           400,000
   Deferred interest on non-recourse promissory
     notes                                         2,075,000       2,075,000
   Deferred costs paid                              (205,000)       (200,000)
Changes in operating assets and liabilities:
   Other assets                                       (1,000)       (574,000)
   Deferred income, accrued expenses and other
     liabilities                                    (171,000)        229,000
                                               -------------   -------------
Net cash provided by operating activities          2,288,000       1,521,000
                                               -------------   -------------
Investing Activities:

Cost of real estate acquired through foreclosure  (1,114,000)            -
Additions to real estate                            (635,000)       (773,000)
(Increase) decrease in restricted cash               (20,000)         38,000
Proceeds from cash investments                          -          3,357,000
Proceeds from satisfaction of mortgage loan
 receivable                                        1,007,000             -
                                               -------------   -------------
Net cash (used in) provided by investing
  activities                                        (762,000)      2,622,000
                                               -------------   -------------
Financing Activities:

Joint venture partner distributions                 (574,000)       (150,000)
Cash distributions to general partner                (42,000)        (42,000)
                                               -------------   -------------
Cash (used in) financing activities                 (616,000)       (192,000)

Increase in Cash and Cash Equivalents                910,000       3,951,000

Cash and Cash Equivalents at Beginning of

  Period                                           5,202,000         923,000
                                               -------------   -------------
Cash and Cash Equivalents at End of Period     $   6,112,000   $   4,874,000
                                               =============   =============
Supplemental Disclosure of Cash Flow
  Information:
    Interest paid in cash during the
      period - notes payable                   $   1,231,000   $   1,195,000
                                               =============   =============
    Interest paid in cash during the
      period - non-recourse promissory notes   $   2,096,000   $   2,096,000
                                               =============   =============
Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
    Deferred interest added to note payable
      principal                                $       3,000   $        -
                                               =============   =============
   Mortgage loan receivable reclassified to
     real estate (Note 4)                      $     612,000   $        -
                                               =============   =============

               See notes to consolidated financial statements.

                                   5 of 18


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

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

        The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Notes 5 and 6.

        The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

        On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("MGP" or "NPI Equity"), the entity which controls Fox Capital Management Corporation, the managing general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.      Transactions with Related Parties

        (a) An affiliate of the NPI, Inc. received reimbursement of administrative expenses amounting to $72,000 and $74,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

        (b) An affiliate of NPI, Inc. is entitled to receive 5% of annual gross receipts from certain Partnership properties it manages. For the nine months ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $77,000 and $57,000, respectively, which are included in operating expenses.

        (c) During each of the nine month periods ended September 30, 1995 and 1994, an affiliate of NPI, Inc. was paid a $16,000 and $10,000 fee ($11,000 and $7,000 allocated to the Partnership,

             respectively) relating to successful real estate tax appeals on the Partnership's Coral Palm Plaza, Alpha Business Center and Westpoint Business Center joint venture properties. These fees are included in operating expenses.

        (d) The general partner received cash distributions totaling $42,000, which is equal to 2 percent of interest paid to Promissory Note holders, during each of the nine month periods ended September 30, 1995 and 1994.

        (e) An affiliate of the general partner is entitled to receive a partnership management fee in an amount equal to 10 percent of cash available for distribution before interest payments to the Promissory Note Holders. For each of the nine month periods ended September 30, 1995 and 1994, MGP received $111,000.
             These fees are included in general and administrative expenses.

                                   6 of 18


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.      Restricted Cash

        Restricted cash at September 30, 1995 and 1994 represents cash maintained at Sunnymead Towne Center, which is restricted as to its use pursuant to a court approved reorganization plan and the modified note agreements.

4.      Mortgage Loans Receivable

        The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable, which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994 and, in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expenses) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000, has been reclassified as real estate at September 30, 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt.

        During the third quarter of 1994, based upon the information then available, the Partnership recorded a provision for impairment of value of $400,000 to reflect a write down of the two second mortgage loan receivables to their net realizable value.

        On June 20, 1995, the Partnership received a notice from the first mortgagee on 1726 M Street, indicating that they expect to foreclose on this property. On July 31, 1995, the Partnership lost its second mortgage interest in this property. In 1992, the Partnership fully reserved for this contingency.

5.      Loss on Satisfaction of Mortgage Loan Receivable on In-Substance

        Foreclosure Property

        On April 28, 1995, the Partnership received $1,007,000 in full satisfaction of its mortgage loan receivable on the Warren, Michigan property. The property had been classified as an in-substance foreclosure property. The Partnership accepted the discounted settlement because it determined that, based upon projected future operational cash flow of the property, and the cost of litigation, it appeared likely that a substantial portion of contractual obligations would not be collected. The Partnership recorded a $978,000 loss on satisfaction of a mortgage loan receivable. A $1,850,000 provision for doubtful mortgage loan and interest receivable had previously been recorded in 1992.

                                   7 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.      Other Income

        The Partnership accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet at Coral Palm Plaza (and was received in 1995). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000. During September 1995, management re-leased the remaining 7,000 square feet of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $266,000. Registrant recognized $84,000 of the buy-out fee as rental income in 1995, which represents the amortization of the fee prior to the new tenants' lease commencement dates.

                                   8 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources


As of November 1, 1995, Registrant's real estate properties consist of one apartment complex located in Georgia, four business parks located in Florida, North Carolina, California and Texas and three shopping centers located in Kentucky, Georgia and California. Registrant also holds joint venture interests in three business parks located in Minnesota and a shopping center located in Florida. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential property and remaining lease terms of up to seventeen years for commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant also holds a mortgage loan. As described in Item 1, Note 4, in April 1995, Registrant acquired the Irvine property by deed in lieu of foreclosure and satisfied the first mortgage encumbering this property, in the amount of approximately $1,114,000, including expenses. The mortgagor of the Costa Mesa property assumed $400,000 of the debt encumbering the Irvine property. In addition, Registrant extended the loan on the Costa Mesa property to March 31, 2000. As described in Item 1, Note 5, on April 28, 1995, the loan encumbering Registrant's in-substance foreclosure property was satisfied at a discount. On June 20, 1995, the Partnership received a notice from the first mortgagee on 1726 M Street, indicating that they expect to foreclose on this property. On July 31, 1995, the Partnership lost its second mortgage interest in this property. In 1992, the Partnership fully reserved for this contingency. All of Registrant's properties, except Registrant's The Enclaves Apartments (formerly Valley Apartments), generated positive cash flow during the nine months ended September 30, 1995. Registrant's The Enclaves Apartments generated negative cash flow for the nine months ended September 30, 1995, due to capital improvements (discussed below).

Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from cash investments as its primary source of liquidity. For the long term, cash from operations will remain Registrant's primary source of liquidity. Cash distributions to limited partners will remain suspended as cash flow and existing working capital reserves are utilized for the repayment of Promissory Notes. Promissory Note Holders continue to receive the required minimum interest payments. Registrant accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet at Coral Palm Plaza (and was received in 1995). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000. During September 1995, management re-leased the remaining 7,000 square feet of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $266,000. Registrant allocated $84,000 of the buy-out fee to rental income in 1995, which represents the amortization of the fee prior to the new tenants' lease commencement dates. During 1994, $17,000 of the lease buy-out was recognized as rental income. Management is currently negotiating a lease buy-out agreement with a tenant that currently occupies 11,300 square feet of space at Coral Palm Plaza for approximately $300,000. Management is attempting to re-lease the space.
In May 1995, a significant tenant at Registrant's Interrich Plaza vacated. Management is currently attempting to re-lease the unoccupied


                                   9 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

space. A significant tenant at Registrant's Sunnymead Towne Center, that occupied 98,000 square feet, vacated during the three months ended September 30, 1995 as part of the retail chain's national downsizing. Registrant continues to receive monthly rent payments from the tenant. If payments under this lease obligation cease, and the space is not re-leased, Registrant would not be able to continue debt service payments. In this case, Registrant would lose the property through foreclosure. If the property is lost through foreclosure, Registrant would not recognize a loss
for financial reporting purposes.   If unoccupied space is re-leased,
Registrant may be required to expend significant capital resources for tenant installations and leasing commissions. During the nine months ended September 30, 1995, a construction project to replace the breezeways at Registrant's The Enclaves Apartments was started and completed at a cost of approximately $260,000. Except for the potential tenant improvements, Registrant has no other plans for material capital expenditures.

The level of liquidity based on cash and cash equivalents experienced a $910,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's $2,288,000 of net cash provided by operating activities was partially offset by $762,000 of net cash used in investing activities, $574,000 of cash distributed to the joint venture partner (financing activities) and $42,000 of cash distributed to the general partner (financing activities). Cash used in investing activities consisted of $1,114,000 of cash paid to satisfy the first mortgage encumbering the Medtronics property, which Registrant acquired through deed in lieu of foreclosure, $635,000 of cash used for improvements to real estate, primarily at Registrant's The Enclaves Apartments and a $20,000 increase in restricted cash. The cash used in investing activities was partially offset by $1,007,000 of cash received by Registrant in satisfaction, at a discount, of the mortgage loan encumbering Registrant's in-substance foreclosure property (investing activities). All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are currently being invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements, regular debt service payments and minimum interest payments on the Promissory Notes for the next twelve months and the foreseeable future. In the event that additional resources are required, the Managing General Partner will attempt to arrange further financing or refinancing.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., and (ii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's residential properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

                                  10 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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


Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its existing properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before minority interest in joint ventures' operations of $481,000, improved by $226,000 for the nine months ended September 30, 1995 as compared to 1994, due to an increase in revenues of $768,000 which was partially offset by an increase in expenses of $542,000. The increase in expenses is due to the $978,000 loss on satisfaction of a mortgage loan receivable on Registrant's in substance foreclosure property, Century Center.

                                  11 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Nine Months Ended September 30, 1995 vs. September 30, 1993 (Continued)

Operating results, before minority interest in joint ventures' operations and excluding the Medtronics property (which was acquired through deed in lieu of foreclosure on April 20, 1995), declined by $335,000 due to an increase in expenses of $882,000 which was offset by an increase in revenues of $547,000.

Rental revenues, before minority interest in joint ventures' operations and excluding the Medtronics property, increased by $117,000 primarily due to increased rental rates at Registrant's The Enclaves Apartments, Sunnymead Towne Center and Regency Centre and increased occupancy at Registrant's Alpha Business Center and Westpoint Business Center joint venture properties. These increases were partially offset by increased vacancies at Registrant's Interrich Plaza, Commerce Plaza and Registrant's Coral Palm Plaza joint venture property. Occupancy and rental rates remained relatively constant at Registrant's remaining properties. Interest and other income increased by $612,000 primarily due to the recognition of $699,000 of lease termination income at Registrant's Coral Palm Plaza joint venture property and an increase in interest income due to an increase in average working capital reserves available for investment and increased interest rates. The increases in interest and other income were partially offset by $185,000 of proceeds from a legal settlement at Registrant's Regency Centre received during the nine months ended September 30, 1994. Interest income on mortgage loans declined by $182,000 due to the termination of payment by the borrower on the Medtronics mortgage loan in October 1994. Registrant acquired the Medtronics property through deed in lieu of foreclosure in April 1995.

Expenses, before minority interest in joint ventures' operations and excluding the Medtronics property, increased for the nine months ended September 30, 1995, as compared to 1994, due to the loss on satisfaction of the mortgage loan receivable of $978,000. Registrant experienced decreases in depreciation expense of $99,000 and interest expense of $34,000, which were only slightly offset by an increase in operating expense of $56,000. Depreciation expense declined due to the provision for impairment of value recorded on Registrant's Coral Palm Plaza joint venture property. Interest expense decreased due to a decrease in the amortization of deferred loan costs, which were fully amortized in 1994. In addition, general and administrative expenses declined by $19,000 due to lower general and administrative expenses for the nine months ended September 30, 1995, as compared to 1994. All other expenses remained relatively constant.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before minority interest in joint ventures' operations of $148,000, improved by $124,000 for the three months ended September 30, 1995, as compared to 1994, due to a decrease in expenses of $182,000 which was partially offset by a decrease in revenues of $58,000.

Operating results, before minority interest in joint ventures' operations and excluding the Medtronics property, declined $334,000 due to a decrease in revenues of $137,000 and an increase in expenses of $197,000.

                                  12 of 18

     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Three Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

Rental revenues, before minority interest in joint ventures' operations and excluding the Medtronics property, decreased by $130,000, for the three months ended September 30, 1995, as compared to 1994, primarily due to a decline in occupancy at Registrant's Commerce Plaza, Highland Park Commerce

Center and Interrich Plaza properties and Registrant's Plymouth Business Center and Coral Palm Plaza joint venture properties, which were partially offset by an increase in occupancy at Registrant's Westpoint Business Center joint venture property. Occupancy at Registrant's other properties remained relatively constant. In addition, rental rates increased at Registrant's The Enclaves Apartments, Sunnymead Towne Center and Regency Centre properties.

Interest and other income increased by $54,000 due to the recognition of $244,000 of lease termination income at Registrant's Coral Palm joint venture property, offset by $185,000 of proceeds from a legal settlement at Registrant's Regency Centre received during the three months ended September 30, 1994. Interest income remained relatively constant as the increase in average working capital reserves available for investment and increased interest rates, were offset by an over accrual of interest income in the prior year comparative period. Interest income on mortgage loans declined by $61,000 due the termination of payment by the borrower on the Medtronics mortgage loan in October 1994. Registrant acquired the Medtronics property through deed in lieu of foreclosure in April of 1995.

Expenses, before minority interest in joint ventures' operations and excluding the Medtronics property, decreased for the three months ended September 30, 1995, as compared to 1994, due to an increase in operating expenses of $289,000, which was partially offset by decreases in depreciation expense of $33,000 and interest expense of $46,000. Operating expenses increased primarily due to extensive exterior painting and repairs and maintenance at Registrant's The Enclaves Apartments property in connection with Registrant's capital improvement project. Depreciation expense declined due to the provision for impairment of value recorded on Registrant's Coral Palm Plaza joint venture property. Interest expense declined due to a decrease in the amortization of deferred loan fees, which were fully amortized in 1994. In addition, general and administrative expenses declined by $13,000 primarily due to lower general and administrative expenses during the three months ended September 30, 1995, as compared to 1994. All other expenses remained relatively constant.

                                  13 of 18


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this report, along with occupancy data, follows:

                       CENTURY PENSION INCOME FUND XXIII,

                        A California Limited Partnership

                                OCCUPANCY SUMMARY

                                                             Average
                                                         Occupancy Rate (%)
                                                     -------------------------
                                                     Nine Months  Three Months
                                                        Ended         Ended
                           Date of                   September 30, September 30,
Name and Location         Purchase   Type      Size    1995 1994    1995   1994
-----------------         --------   ----      ----    ---- ----    ----   ----
Commerce Plaza             03/86   Business   83,000    94   99      94     99
Tampa, Florida                       Park     sq. ft.

Regency Centre             05/86   Shopping   124,000   99   99      99     99
Lexington, Kentucky                 Center    sq. ft.

Highland Park Commerce
 Center - Phase II         09/86   Business   67,000    92   91      92     96
Charlotte, North Carolina            Park     sq. ft.

Interrich Plaza (1)        04/88   Business   53,000    78   95      60     97
Richardson, Texas                    Park     sq. ft.

Centre Stage
Shopping Center (2)        01/90   Shopping   96,000    97   94      97     94
Norcross, Georgia                   Center    sq. ft.

Sunnymead Towne Center (3) 03/91   Shopping   173,000   91   91      91     91
Moreno Valley, California           Center    sq. ft.

The Enclaves
  Apartments (4)(5)        04/91   Apartments  268      96   96      96     94
Atlanta, Georgia                               units

Medtronics (6)             04/95   Business    35,000
Irvine, California                   Park      sq. ft.  100   -     100      -

                                  14 of 18


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


Properties (Continued)

                                                             Average

                                                         Occupancy Rate (%)
                                                     -------------------------
                                                     Nine Months  Three Months
                                                        Ended         Ended
                           Date of                   September 30, September 30,
Name and Location         Purchase   Type      Size    1995 1994    1995   1994
-----------------         --------   ----      ----    ---- ----    ----   ----
Coral Palm Plaza Joint
   Venture:

Coral Palm Plaza           01/87    Shopping    135,000  73    86    80   87
Coral Springs, Florida               Center     sq. ft.

Minneapolis Business Parks
   Joint Venture:

Alpha Business Center      05/87    Business    172,000  92    88    88   91
Bloomington, Minnesota                Park      sq. ft.

Plymouth Service Center    05/87    Business    74,000   95    98    85   100
Plymouth, Minnesota                   Park      sq. ft.

Westpoint Business Center  05/87    Business    161,000  92    76    95   83
Plymouth, Minnesota                   Park      sq. ft.


(1) Property was acquired through foreclosure of a mortgage loan receivable in April 1988.
(2) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable in January 1990.
(3) Property was acquired through foreclosure of a mortgage loan receivable in March 1991.
(4) Property was acquired through foreclosure of a mortgage loan receivable in April 1991.
(5)   Property was formerly known as Valley Apartments.
(6) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable in April 1995.

                                  15 of 18


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

             2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to

                 Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

         (b)     Report on Form 8-K

                 On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                  16 of 18



     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

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


                                    CENTURY PENSION INCOME FUND XXIII,
                                    A California Limited Partnership

                                    By: FOX PARTNERS V
                                    Its General Partner

                                    By: FOX CAPITAL MANAGEMENT CORPORATION
                                    A General Partner


                                    /S/ ARTHUR N. QUELER

                                    Secretary/Treasurer and Director
                                    (Principal Financial Officer)

                                  17 of 18


     CENTURY PENSION INCOME FUND XXIII - FORM 10-Q - SEPTEMBER 30, 1995

                      A California Limited Partnership


                                EXHIBIT INDEX



Exhibit                                                            Page No.

2.   NPI, Inc. Stock Purchase Agreement                                 *
     dated August 17, 1995

* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.
                                    18 of 18