Form 10-K405
period 1995-12-31
CENTURY PENSION INCOME FUND XXIII
filed 1996-04-01
CIK 764543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to

         Commission file number 0-14528

                       CENTURY PENSION INCOME FUND XXIII
                        A California Limited Partnership
             (Exact name of Registrant as specified in its charter)

       CALIFORNIA                                       94-2963120
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    One Insignia Plaza, P.O. Box 1089
      Greenville, South Carolina                           29602
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (864) 239-1000

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered pursuant to Section 12(g) of the Act:
              Individual Investor Units and Pension Investor Notes

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


      No market for the Individual Investor Units and Pension Investor Notes exists and therefore a market value for such Units or Notes cannot be determined.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

    Prospectus of the Registrant, dated July 1, 1985, as supplemented incorporated in Parts I and IV.



                       CENTURY PENSION INCOME FUND XXIII,
                        A California Limited Partnership

                                     PART I

Item 1.  Business.

         Century Pension Income Fund XXIII, (the "Registrant") was organized in June 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners V, a California general partnership, is the general partner of the Registrant. Fox Capital Management Corporation (the "Managing General Partner") and Fox Realty Investors ("FRI") are the general partners of Fox Partners V.

         The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-96389), was declared effective by the Securities and Exchange Commission on July 1, 1985. The Registrant marketed its securities pursuant to its Prospectus dated July 1, 1985, which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

         The principal business of the Registrant is to acquire, manage and ultimately sell income-producing properties, and invest in, service and ultimately collect or dispose of mortgage loans on income-producing properties. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

         Beginning in July 1985 through December 1986, the Registrant offered $50,000,000 in Individual Investor Units and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). The Registrant sold Individual Investor Units and Pension Investor Notes of $47,894,500 and $41,939,000, respectively. The net proceeds of this offering were originally used to acquire interests in five business parks and two shopping centers and to fund eight mortgage loans. The Registrant's original property portfolio was geographically diversified, with properties acquired and properties on which loans were funded located in nine states. One property is owned by a joint venture with an affiliated partnership in which the Registrant has a 66 2/3 percent interest. Three properties are owned by another joint venture with an affiliated partnership in which the Registrant has a 68 percent interest. In the period from 1988 through 1991 four properties securing mortgage loans were acquired through foreclosure or deed in lieu of foreclosure and in 1992 one mortgage loan was reclassified as an in-substance foreclosure property. In 1995, the Registrant acquired through a deed in lieu of foreclosure a property on which the Registrant held a mortgage and the in-substance foreclosure property was foreclosed upon by the first mortgagee. See "Property Matters". See "Item 2, Properties" for a description of the Registrant's properties, and "Item 8, Consolidated Financial Statements and Supplementary Data -Financial Statement
Schedule IV, Mortgage Loans on Real Estate," for a description of the properties underlying the mortgage loans and the mortgage loan terms.

         Both the income and expenses of operating the properties owned by the

Registrant are subject to factors beyond the Registrant's control, such as oversupply of similar rental facilities as a result of overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

         It is possible that legislation on the state or local level may be enacted in states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Registrant.

         Mortgage loans are subject to certain risks. In the event of default, the Registrant would have the added responsibility of foreclosing and protecting its investments. The Registrant may thereby be forced to operate an underlying property to protect the value of its investment and may also be required to invest additional sums to maintain and manage the property. In the event that a defaulting borrower becomes bankrupt, enforcement of the Registrant's rights under the deed of trust, including foreclosure on the underlying property, may be delayed. Bankruptcy proceedings may result in a modification of the terms of the obligation owed to the Registrant or a reinstatement of the original terms notwithstanding an acceleration by the Registrant and the expiration of the time for reinstatement under non-bankruptcy law. The Registrant had entered into wrap-around loans and junior mortgage loans with borrowers, which were subject to greater risks than first mortgage loans because such investments are subordinate to the liens of senior mortgages. All of the Registrant's remaining loans will require the borrower to make a "balloon payment" of principal at maturity. Certain of the Registrant's mortgage loans are loans in which the interest accrual rate exceeds the interest payment rate with deferred interest payable at specified intervals upon sale of the underlying property or at maturity of the loan. To the extent that a borrower has an obligation to pay a mortgage loan balance or deferred interest in a lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount.

         The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

         The Registrant maintains property and liability insurance on its properties and believes such coverage to be adequate.

         With respect to Limited Partners, at this time it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth herein as well as upon significant improvement in the performance of the Registrant's properties and the markets in which such properties are located and on the sales price of the properties. It is anticipated at this time that some of the properties will be held longer than originally expected. The ability to hold and operate these properties is dependent upon the Registrant's ability to obtain additional financing, refinancing, or debt restructuring as required.

         As to the Promissory Note holders and assuming the Notes are held to maturity, at this time it appears that all or a significant portion of the remaining principal and possibly a portion of deferred interest will be returned. However, the ability of the Registrant to make such payments of principal and interest is dependent upon the ultimate sales prices, timing of sales of the properties, net proceeds received by the Registrant from sales and refinancings and overall operations. The Promissory Note holders will not receive any payment of residual interest.

Property Matters

         Medtronics/Honeywell - In April 1995, the Registrant entered into various agreements with the borrowers on two of the Registrant's second mortgage loans receivable, which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994 and, in January 1995, a court appointed reviewer was placed on the Irvine property. On April 20, 1995, the Registrant acquired the Irvine property through deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expenses) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Registrant commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provisions for impairment of value of $1,250,000, has been reclassified as real estate at September 30, 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Registrant extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Registrant remain the same. Upon the sale of the Costa Mesa property, the Registrant will be entitled to contingent interest of 50% of the amount received in excess of the current debt.

         1726 M Street - On June 20, 1995, the Registrant received a notice from the first mortgagee on 1726 M Street, indicating that they expect to foreclose on this property. On July 31, 1995, the Registrant lost its second mortgage interest in this property. In 1992, the Registrant fully reserved for this contingency.

         Coral Palm Plaza - The Registrant received a lease buy-out of $800,000 in January 1995 from a significant tenant that had occupied 27,000 square feet at Coral Palm Plaza (in which the Registrant has a 66 2/3% interest). During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000. During September 1995, management re-leased the remaining 7,000 square feet of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out fee as rental income in 1995, which represents the amortization of the fee prior to the new tenants' lease commencement dates.

         In addition, in October 1995 the Coral Palm Plaza Joint Venture accepted a lease buy-out from a tenant that occupied 11,300 square feet of space for $300,000. The Management is currently attempting to release the vacated space.
         Sunnymead Towne Center - A tenant occupying 98,000 square feet vacated its space during 1995 in connection with its national downsizing. The Registrant continues to receive rent payments from this tenant.

         Effective March 1, 1996, the Registrant determined to cease making debt service payments and does not intend to make any future payments. Consequently, the Registrant expects that the property will be foreclosed upon.

         Note Receivable - On April 28, 1995, the Registrant received $1,007,000 in full satisfaction of its mortgage loan receivable on the Warren, Michigan property. The property has been classified as an insubstance foreclosure property. The Registrant accepted the discounted settlement because it determined that, based upon projected future operational cash flow of the property, and the cost of litigation, it appeared likely that a substantial portion of contractual obligations would not be collected. The Registrant recorded a $978,000 loss on satisfaction of a mortgage loan receivable. A $1,850,000 provision for doubtful mortgage loan and interest receivable had previously been recorded in 1992.

Employees

         Services are performed for the Registrant at Valley Apartments by on-site personnel all of whom are employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, which directly manages Valley Apartments. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management.

Change in Control

         From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

         On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100%

of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

         On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

         On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

         On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

         Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and an affiliate of Insignia caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the
Registrant."

Competition

         The Registrant is affected by and subject to the general competitive conditions of the residential, commercial, retail and office real estate industries. In addition, each of the Registrant's properties competes in an area which normally contains numerous other real properties which may be considered competitive.


Item 2.  Properties.

         A description of the income-producing properties in which the Registrant has an ownership interest is as follows. All of the Registrant's properties are owned in fee unless otherwise indicated.

                                      Date of
Name and Location                     Purchase         Type           Size

PARTNERSHIP

Commerce Plaza                          03/86        Business        83,000
   5404 West Hillsborough Ave.                         Park          sq.ft.
   Tampa, Florida

Regency Centre                          05/86        Shopping        124,000
   2301 Nicholasville Road                            Center         sq.ft.
   Lexington, Kentucky

Highland Park Commerce Center           09/86        Business        67,000
 Phase II                                              Park          sq.ft.
   818-834 Tyvola Road
   Charlotte, North Carolina

Interrich Plaza(1)                      04/88        Business        53,000
   525 International Parkway                           Park          sq.ft.
   Richardson, Texas

Centre Stage Shopping Center(2)         01/90        Shopping        96,000
   6050 Peachtree Parkway                             Center         sq.ft.
   Norcross, Georgia

The Enclaves(3)                         04/91        Apartment         268
   7100 Roswell Road                                  Complex         units
   Atlanta, Georgia

Sunnymead Towne Center(4)               03/91        Shopping        173,000
   24899 Allesandro Blvd.                             Center         sq.ft.
   Moreno Valley, California

Medtronics(5)                           04/95       Industrial       35,000
  18011 South Mitchell                               Building        sq.ft
  Irvine, California

CORAL PALM PLAZA
JOINT VENTURE

Coral Palm Plaza(6)                     01/87        Shopping        135,000
   University Drive at N.W. 20th                      Center          sq.ft.
   Coral Springs, Florida





                                      Date of
Name and Location                     Purchase         Type           Size



MINNEAPOLIS BUSINESS PARKS
JOINT VENTURE

Alpha Business Center(7)                05/87        Business        172,000
   8100 - 26th Avenue                                  Park           sq.ft.
   Bloomington, Minnesota

Plymouth Service Center(7)              05/87        Business         74,000
   Water Tower Circle and                              Park           sq.ft.
    Xenium Lane
   Plymouth, Minnesota

Westpoint Business Center(7)            05/87        Business        161,000
   13800 Industrial Park Boulevard                     Park           sq.ft.
   Plymouth, Minnesota


(1) Property was acquired through foreclosure of a mortgage loan receivable on April 5, 1988.
(2) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable on January 2, 1990.
(3) Property was acquired through foreclosure of a mortgage loan receivable on April 2, 1991. Formerly known as Valley Apartments.
(4) Property was acquired through foreclosure of a mortgage loan receivable on March 28, 1991.
(5) Property was acquired through deed in lieu if foreclosure of a mortgage loan receivable on April 20, 1995.
(6) Coral Palm Plaza is owned by a joint venture between the Registrant, which has a 66 2/3 percent interest, and an affiliated partnership.
(7) Alpha Business Center, Plymouth Service Center and Westpoint Business Center are owned by a joint venture between the Registrant, which has a 68 percent interest, and an affiliated partnership.

        The Registrant also maintains a portfolio of mortgage loans on real properties. See "Item 8, Consolidated Financial Statements and Supplementary Data - Financial Statement Schedule IV, Mortgage Loans on Real Estate," for information regarding these mortgage loans. See "Item 8, Consolidated Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of The Registrant are subject.



         The following chart sets forth the average occupancy at the Registrant's remaining properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                               OCCUPANCY SUMMARY

                                                    Average
                                                Occupancy Rate(%)
                                               for the Year Ended
                                                  December 31,
                                           1995   1994   1993   1992   1991


Commerce Plaza                              94     99     99     98     99
Regency Centre                              99     99     78     89     94
Highland Park Commerce Center - Phase II    93     92     74     70     72
Interrich Plaza                             73     96     97     91    100
Centre Stage Shopping Center                97     94     93     86     82
The Enclaves(1)                             96     95     96     92     91
Sunnymead Towne Center                      91     91     92     90     87
Medtronics(2)                              100     -      -      -      -

CORAL PALM PLAZA JOINT VENTURE:
Coral Palm Plaza                            74    83     76     71      78

MINNEAPOLIS BUSINESS PARKS JOINT VENTURE:
Alpha Business Center                       92     89     79     82     73
Plymouth Service Center                     93     98     75     91     90
Westpoint Business Center                   93     80     83     87     85

(1) Formerly known as Valley Apartments.
(2) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable on April 20, 1995.




                               SIGNIFICANT TENANTS (1)
                                 December 31, 1995

                                                          Annualized
                         Square   Nature of   Expiration  Base Rent   Renewal
                         Footage  Business    of Lease    Per Year(2) Options(3)

Commerce Plaza
   F.A.A.                 9,523   Government    1996      $111,419     2-1 Yr
          Office
   Suntrust Service      64,186   Bank          2000      $488,269     2-5 Yr

Centre Stage Shopping
 Center
   The Kroger Co.        58,890   Grocer        2011      $450,000      5-5 Yr

Interrich Plaza
   General Diagnostics   17,050   Electronic    1998      $96,625            -
                                  Manufacturer

Regency Center
   Michael's Stores      18,121   Craft Store   2003          (4)       1-5 Yr
   The TJX Operating Co. 32,154   Fashion       2004      $239,225      2-5 Yr
  Discount
Highland Park Commercial
 Center - Phase II
   First Natl. Bank      13,154   Bank          1999      $115,098      -
   Applegate/Potter       6,788   Marketing       (5)     $44,122       -


Sunnymead Towne Center
   K-Mart                98,471   Discount      2007      $440,160      -
          Retail
Medtronics
   Medtronics Heart      35,000   Medical       1997      $285,600      2-3 Yr
    Valve(6)  Products

CORAL PALM PLAZA
 JOINT VENTURE:
   Luria & Sons          21,891   Catalog       2006            (4)     3-5 Yr
  Retailer
   Linen Supermarket     14,071   Household     1998      $168,852      1-5 Yr
                                  Item Store
   Michaels Stores       20,000   Craft Store   2005      $150,000      3-5 Yr


                                                          Annualized
                         Square   Nature of   Expiration  Base Rent   Renewal
                         Footage  Business    of Lease    Per Year(2) Options(3)

MINNEAPOLIS BUSINESS
 PARKS JOINT VENTURE:
Plymouth Service Center
   Paul Robey & Assoc.   14,332   Sales - Tool  1999      $67,790       -
  Parts
   Sola Optical          13,966   Eye Doctor    1996      $78,768       -
   Guyer's Builder       35,768   Building      2003      $201,495      2-5 Yr
   Supplies

Westpoint Business
 Center
  ETS Energy Tech System 18,637   Parts         1999      $65,820       -
  Manufacturer
   Kloster Corporation   21,850   Parts         1999      $138,737      1-2 Yr
  Manufacturer
    Tile by Design       21,815   Tile          1999      $161,018      -

(1) Tenant occupying 10% or more of total rentable square footage of the property.
(2) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.
(3) The first amount represents the number of renewal options. The second amount represents the length of each option.
(4) Lease expired February 28, 1996. Tenant continues to occupy space and is negotiating a new lease which would reduce space to 3,600 square feet.
(5)      Tenant pays percentage rent based on retail stores occupied.
(6)      Tenant occupies 100% of rentable space at property.

Item 3.  Legal Proceedings.

         The Partnership is unaware is of any pending or outstanding litigation that is not of a routine nature. The General Partner of the

Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Registrant.

Item 4.  Submission of Matter to a Vote of Security Holders

 No matter was submitted to a vote of security holders during the period covered by this report.


                                  PART II

Item 5.  Market for the Registrant's Equity and Related Security Holder Matters.

         The Individual Investor Unit holders are entitled to certain distributions as provided in the Partnership Agreement. Distributions from operations to date for each Individual Investor Unit holder have been $122 to $172 for each $500 of original investment. Interest payments to date for each Pension Investor Note have been approximately $228 for each $500 of original investment. The Registrant continues to make the required semi-annual payments on the Pension Investor Notes of 5% of the principal amount of the note. No payments of the principal have occurred. No market for Individual Investor Units or Pension Investor Notes exists nor is expected to develop.

         No distributions from operations were made during the years ended December 31, 1995 and 1994. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Registrant's financial ability to make distributions.

             As of March 1, 1996, the approximate number of holders of Individual Investor Units and Pension Investor Notes was as 3,045 and 5,125, respectively.


Item 6.  Selected Financial Data.

         The following represents selected financial data for the Registrant, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                        For the Year Ended December 31,
                           1995      1994     1993     1992     1991

                   (Amounts in thousands except per unit data)

Total revenues                    $ 12,680  $11,473  $10,730  $11,102  $ 10,829
                                  ========  =======  =======  =======  ========
Loss before minority interest in
 joint ventures' operation        $ (6,651) $(9,762) $(4,466) $(7,330) $ (8,323)

Minority interest in joint

 ventures' operations                 (507)   1,245     (107)    (258)      651
                                  --------- -------  -------  -------    ------

Net loss                          $ (7,158) $(8,517) $(4,573) $(7,588) $ (7,672)
                                  ========= ======== =======  =======  ========

Net loss per individual investor
 unit(1)                          $ (73.23) $(87.14) $(46.79) $(77.63) $ (78.50)
                                  ========= ======== =======  =======  ========

Total assets                      $ 78,154  $83,300  $89,645  $91,370  $ 96,659
                                  ========  =======  =======  =======  ========

Long-term obligations:
 Nonrecourse promissory notes:
     Principal                    $ 41,939  $41,939  $41,939  $41,939  $ 41,939
     Deferred interest payable      30,092   27,326   24,560   21,794    19,028

Notes payable                       16,956   16,947   16,902   15,674    15,573
                                   -------  -------  -------  -------   -------

Total                             $ 88,987  $86,212  $83,401  $79,407   $76,540
                                  ========  =======  =======  =======   =======

Cash distributions per individual
 investor unit                    $      -   $     -  $     -  $ 10.00   $ 15.00
                                  ========   =======  =======  =======   =======


(1) $500 original contribution per unit, based on units outstanding during the year after giving effect to the allocation of net loss to the general partner.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         As of March 31, 1996, the Registrant's real estate properties consist of one apartment complex located in Georgia, four business parks located in Florida, North Carolina, California and Texas and three shopping centers located in Kentucky, Georgia and California. The Registrant also holds majority joint venture interests in three business parks located in Minnesota and a shopping center located in Florida. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential property and remaining lease terms of up to sixteen years for commercial properties. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant also holds a second mortgage loan receivable on a property located in Costa Mesa, California. As described in "Item 8, Consolidated Financial Statements and Supplementary Data,
Note 4", in April 1995, the Registrant acquired the Irvine property by deed in lieu of foreclosure and satisfied the first mortgage encumbering this property, in the amount of approximately $1,114,000, including expenses. The mortgagor of the Costa Mesa property assumed $400,000 of the debt encumbering the Irvine property and the Registrant extended the maturity date of the loan to March 31, 2000. In April 1995, the loan encumbering the Registrant's in-substance foreclosure property was satisfied at a discount. In July 1995, the Partnership lost its second mortgage interest on 1726 M Street when the first mortgagee foreclosed on this property. In 1992, the Partnership fully reserved for this contingency. All of the Registrant's properties, except the Registrant's The Enclaves Apartments (formerly Valley Apartments), generated positive cash flow during the year ended December 31, 1995. The Registrant's The Enclaves Apartments generated negative cash due to capital improvements (discussed below).

         The Registrant uses working capital reserves from any undistributed cash flow from operations and proceeds from collection of a loan receivable as its primary sources of liquidity. For the long term, it is anticipated that cash from operations will remain the Registrant's primary source of liquidity. Cash distributions to limited partners will remain suspended as cash flow and existing working capital reserves are utilized for the repayment of Promissory Notes. Promissory Note Holders continue to receive the required minimum interest payments. The Registrant accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet at Coral Palm Plaza (and was received in 1995). During 1995, management re-leased the unoccupied space, on similar terms, and recognized the remaining unamortized portion ($699,000) of the lease buy-out. In October 1995, the Registrant accepted a lease buy-out agreement with a tenant that occupied 11,300 square feet of space at Coral Palm Plaza for $300,000. The $300,000 payment is being amortized into income on a straight-line basis over the remaining three years of the tenant's lease. The Registrant is attempting to re-lease the space. In May 1995, a significant tenant at the Registrant's Interrich Plaza that occupied 19,000 square feet vacated. The Registrant is currently attempting to re-lease the unoccupied space. A significant tenant at the Registrant's Sunnymead Towne Center, that occupied 98,000 square feet, vacated during 1995 as part of the retail chain's national downsizing. The Registrant continues to receive monthly rent payments from the tenant. The Registrant has recorded a $2,900,000 provision for impairment of value on Sunnymead Towne Center. Effective March 1, 1996 the Registrant has ceased making debt service payments and does not intend to make any future payments on Sunnymead Towne Center. Consequently, the Registrant expects that the property will be foreclosed. If the property is lost through foreclosure, the Registrant would recognize an extraordinary gain for financial reporting purposes. During 1995 a construction project to replace the breezeways at the Registrant's The Enclaves Apartments was started and completed at a cost of approximately $260,000. Except for required tenant improvements, the Registrant has no other plans for material capital expenditures.

         The level of liquidity based on cash and cash equivalents experienced a $1,176,000 increase at December 31, 1995, as compared to 1994. The Registrant's $3,005,000 of net cash provided by operating activities was partially offset by $981,000 of net cash used in investing activities, $805,000 of cash distributed to the joint venture partner (financing activities) and $43,000 of cash distributed to the general partner (financing activities). Cash used in investing activities consisted of $1,114,000 of cash paid to satisfy the first mortgage encumbering the Medtronics property, which the Registrant acquired through deed in lieu of foreclosure, $864,000 of cash used for improvements to real estate, primarily at the Registrant's The Enclaves Apartments and a $10,000

increase in restricted cash. The cash used in investing activities was partially offset by $1,007,000 of cash received by the Registrant in satisfaction, at a discount, of the mortgage loan encumbering the Registrant's in-substance foreclosure property. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

         Working capital reserves are currently being invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements, regular debt service payments and minimum interest payments on the Promissory Notes for the next twelve months and until February 1999 when the principal and deferred interest on the Promissory Notes become due. At that time, Registrant will be required to sell properties and/or extend the maturity date or replace the Notes.

         On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

         With respect to limited partners, at this time it appears that the original investment objective of capital growth from inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital and any portions that are returned will come from cash flow. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's properties and the markets in which such properties are located and on the sales price of the properties. In this regard, it is anticipated at this time that some of the properties will continue to be held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain additional financing, refinancing or debt restructuring, as required. As to the Promissory Note Holders and assuming the notes are held to maturity, the ability of the Registrant to make it's payments of principal and interest is dependent upon the ultimate sales prices, timing of sales of the remaining properties, net proceeds received by the Registrant from sales and refinancing and overall Partnership operations. Based on current projections, the Promissory Note Holders will not receive any payment of residual interest.

Real Estate Market

         The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

         Operating results, before minority interest in joint ventures' operations, improved by $3,111,000 for the year ended December 31, 1995 as compared to 1994, due to an increase in revenues of $1,207,000 and a decrease in expenses of $1,904,000. Operating results improved due to increased rental revenues in excess of related operating expenses, the recognition of the lease buy-out fee, the lower provision for impairment of value and no provision for doubtful mortgage loans receivable in 1995.

         Operating results, before minority interest in joint ventures' operations and excluding the Medtronics property (which was acquired through deed in lieu of foreclosure in April 1995), improved by $2,869,000 due to an increase in revenues of $906,000 and a decrease in expenses of $1,963,000.

         Rental revenues, before minority interest in joint ventures' operations and excluding the Medtronics property, increased by $437,000 primarily due to increased rental rates at the Registrant's The Enclaves Apartments and Regency Centre and increased occupancy at the Registrant's Centre Stage, Alpha Business Center and Westpoint Business Center joint venture properties. These increases were partially offset by a decline in occupancy at the Registrant's Interrich Plaza, Commerce Plaza and the Registrant's Coral Palm Plaza joint venture property. Occupancy and rental rates remained relatively constant at the Registrant's remaining properties. Interest and other income increased by $632,000 due to the recognition of $699,000 of lease termination income at the Registrant's Coral Palm Plaza joint venture property and an increase in interest income due to an increase in average working capital reserves available for investment and increased interest rates. The increases in interest and other income were partially offset by $185,000 of proceeds from a legal settlement at the Registrant's Regency Centre received during 1994. Interest income on mortgage loans declined by $163,000 due to the termination of payment by the borrower on the Medtronics mortgage loan in October 1994. The Registrant acquired the Medtronics property through deed in lieu of foreclosure in April 1995.

         Expenses, before minority interest in joint ventures' operations and excluding the Medtronics property, decreased for the year ended December 31, 1995, as compared to 1994, due to having a lesser amount of non-recurring type expenses. In 1995, the Registrant incurred a loss on satisfaction of the mortgage loan receivable of $978,000 and the provision for impairment of value on the Registrant's Sunnymead Towne Center property of $2,900,000. In 1994, the Registrant incurred a provision for impairment of value on the Registrant's Coral Palm Plaza joint venture property of $4,500,000 and a $1,250,000 provision for doubtful mortgage loans receivable on the Registrant's Medtronics mortgage loan receivable. The Registrant experienced decreases in depreciation expense of $151,000, general and administrative expenses of $81,000 and interest expense of $13,000, which were only slightly offset by an increase in operating expenses of $154,000. Depreciation expense declined due to the provision for impairment of value recorded on the Registrant's Coral Palm Plaza joint venture property.

General and administrative expenses decreased due to a reduction in asset management costs. Interest expense decreased due to a decrease in the amortization of deferred loan costs, which were fully amortized in 1994. All other expenses remained relatively constant.

1994 Compared to 1993

         Operating results, before minority interest in joint ventures' operations, declined $5,296,000 for the year ended December 31, 1994, as compared to 1993, as the $743,000 increase in revenues was more than offset by the $6,039,000 increase in expenses which was due to the $4,500,000 provision for impairment of value recorded on the Registrant's Coral Palm Plaza Joint Venture property and a $1,250,000 provision for impairment of value on the Registrant's Medtronics mortgage loan receivable.

         Revenues increased by $743,000 for the year ended December 31, 1994, as compared to 1993, due to increases in rental revenue of $749,000 and interest and other income of $199,000, which were partially offset by a $205,000 decrease in interest income on mortgage loans. The Registrant experienced increased occupancy at its Highland Park Commerce Center, Regency Centre, Alpha Business Center and Plymouth Business Center properties. Occupancy remained relatively constant at the Registrant's remaining properties. The Registrant experienced an increase in rental rates at its Valley Apartments, Sunnymead Towne Center and Westpoint Business Center properties, which were partially offset by a decrease in rental rates at the Registrant's Commerce Plaza and Highland Park Commerce Center properties. Interest and other income increased due to an increase in average working capital reserves available for investment and proceeds received from a legal settlement for tenant rent at the Registrant's Regency Center property. Interest income on mortgage loans declined due to the termination of payments by the borrower on the 1726 M Street Office Building in September 1993, and on the Medtronics mortgage loan in October 1994. The accrual and deferral of interest on the Medtronics mortgage loan receivable ceased in 1994 due to the provision for impairment.

         Expenses increased $6,039,000 for the year ended December 31, 1994, as compared to 1993, due to a $4,500,000 provision for impairment of value on the Registrant's Coral Palm Plaza joint venture property and a $1,250,000 provision for impairment of value on the Registrant's Medtronics mortgage loan receivable. In addition the Registrant experienced increases in operating expenses of $443,000 and depreciation of $114,000, which were partially offset by decreases in interest expense of $171,000 and general and administrative expenses of $97,000. Operating expenses increased primarily due to increased rent-up and general repairs and maintenance expenses at the Registrant's The Enclaves Apartments property. Depreciation expense increased due to the effect of fixed asset additions, primarily at the Registrant's The Enclaves Apartments and at the Registrant's Alpha Business Center and Westpoint Business Center joint venture properties. General and administrative expenses decreased due to a reduction in asset management costs. Interest expense declined as a result of the modification of the interest rate on the mortgage encumbering the Registrant's Sunnymead Towne Center property, pursuant to the prior years reorganization plan effective November 1993.

Item 8.   Consolidated Financial Statements and Supplementary Data.

                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                      CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED DECEMBER 31, 1995

                                    INDEX
                                                                          Page

Independent Auditors' Reports...........................................F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.......................F - 4
     Statements of Operations for the Years Ended December 31, 1995,
       1994 and 1993....................................................F - 5
     Statements of Partners' Equity (Deficit) for the Years Ended
        December 31, 1995, 1994 and 1993................................F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995,
       1994 and 1993....................................................F - 7
     Notes to Consolidated Financial Statements.........................F - 8
Financial Statement Schedules:
     Schedule II        -  Valuation and Qualifying Accounts for the
                             Years Ended December 31, 1995, 1994
                             and 1993........... .......................F - 19
     Schedule III       -  Real Estate and Accumulated Depreciation
                             at December 31, 1995.......................F - 20
     Schedule IV        -  Mortgage Loans on Real Estate at
                             December 31, 1995..........................F - 23


                       CORAL PALM PLAZA JOINT VENTURE

Independent Auditors' Reports...........................................F - 25
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.......................F - 27
     Statements of Operations for the Years Ended December 31, 1995,
       1994 and 1993....................................................F - 28
     Statements of Partners' Equity for the Years Ended
       December 31, 1995, 1994 and 1993.................................F - 29
     Statements of Cash Flows for the Years Ended December 31, 1995,
       1994 and 1993....................................................F - 30
     Notes to Financial Statements......................................F - 31
Financial Statement Schedule:
     Schedule III       -  Real Estate and Accumulated Depreciation
                             at December 31, 1995.......................F - 35


                  MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

Independent Auditors' Reports...........................................F - 37
Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.......................F - 39

     Statements of Operations for the Years Ended December 31, 1995,
       1994 and 1993....................................................F - 40
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993................................F - 41
     Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993...................................................F - 42
     Notes to Financial Statements......................................F - 43
Financial Statement Schedule:
     Schedule III       -  Real Estate and Accumulated Depreciation
                             at December 31, 1995.......................F - 46

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in financial statements.





To the Partners
Century Pension Income Fund XXIII,
A California Limited Partnership
Greenville, South Carolina


                        Independent Auditors' Report


We have audited the accompanying consolidated balance sheets of Century Pension Income Fund XXIII, A California Limited Partnership (the "Partnership") and its joint ventures and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. Our audits also included the consolidated financial statement schedules supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pension Income Fund XXIII, A California Limited Partnership, and its joint ventures and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                Imowitz Koeniz & Co., LLP

                                                Certified Public Accountants




New York, N.Y.
March 1, 1996



INDEPENDENT AUDITORS' REPORT

Century Pension Income Fund XXIII:

We have audited the accompanying consolidated statements of operations, partners' equity (deficit) and cash flows of Century Pension Income Fund XXIII (a California limited partnership) (the "Partnership") and its joint ventures and subsidiary for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its joint ventures and subsidiary for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Francisco, California
March 18, 1994




                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

                          CONSOLIDATED BALANCE SHEETS


                                                                 DECEMBER 31,
                                                            --------------------------
                                                                1995          1994
ASSETS                                                      ------------  ------------
- ------
Cash and cash equivalents                                   $  6,378,000  $  5,202,000
Restricted cash                                                  158,000       148,000
Receivables and other assets, net                                894,000     1,419,000
Mortgage loans receivable                                      1,137,000     1,749,000

Real Estate:

   Real estate                                                96,503,000    93,913,000
   In-substance foreclosure property                                   -     1,985,000
   Accumulated depreciation                                  (19,094,000)  (16,529,000)
   Allowance for impairment of value                          (9,991,000)   (7,091,000)
                                                            ------------  ------------
Real estate, net                                              67,418,000    72,278,000

Deferred sales commissions, net                                  823,000     1,087,000
Deferred organization expenses, net                              489,000       644,000
Deferred leasing commissions, net                                857,000       773,000
                                                            ------------  ------------
   Total assets                                             $ 78,154,000  $ 83,300,000
                                                            ============  ============
LIABILITIES AND PARTNERS' DEFICIT

Deferred income, accrued expenses and other liabilities     $    738,000  $  1,236,000
Deferred interest - notes payable                                714,000       638,000
Notes payable                                                 16,956,000    16,947,000
Non-Recourse Promissory Notes:
   Principal                                                  41,939,000    41,939,000
   Deferred interest payable                                  30,092,000    27,326,000
                                                            ------------  ------------
   Total liabilities                                          90,439,000    88,086,000
                                                            ------------  ------------
Minority interest in consolidated joint ventures               7,383,000     7,681,000
                                                            ------------  ------------
Partners' Deficit:

 General partner                                              (2,089,000)   (1,903,000)
 Limited partners (95,789 units outstanding at
  December 31, 1995 and 1994)                                (17,579,000)  (10,564,000)

                                                            ------------  ------------
    Total partners' deficit                                  (19,668,000)  (12,467,000)
                                                            ------------  ------------
    Total liabilities and partners' deficit                 $ 78,154,000  $ 83,300,000
                                                            ============  ============



                See notes to consolidated financial statements.


                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                       1995                  1994                  1993
                                                   ------------          ------------          ------------
Revenues:
  Rental                                           $ 11,591,000          $ 10,853,000          $ 10,104,000
  Interest and other income                           1,008,000               376,000               177,000
  Interest income on mortgage loans                      81,000               244,000               449,000
                                                   ------------          ------------          ------------

  Total revenues                                     12,680,000            11,473,000            10,730,000
                                                   ------------          ------------          ------------
Expenses (including $473,000, $297,000 and
$111,000 paid to the general partner and affiliates
  in 1995, 1994 and 1993):
  Interest on Non-Recourse Promissory Notes           4,863,000             4,863,000             4,863,000
  Amortization                                          419,000               419,000               419,000
  Operating                                           5,148,000             4,969,000             4,526,000
  Provision for impairment of value                   2,900,000             4,500,000                     -
  Depreciation                                        2,565,000             2,682,000             2,568,000
  Interest on notes payable                           1,729,000             1,742,000             1,913,000
  Provision for doubtful mortgage loan and
   interest receivable                                        -             1,250,000                     -
  Loss on satisfaction of mortgage loan receivable      978,000                     -                     -
  General and administrative                            729,000               810,000               907,000
                                                   ------------          ------------          ------------

  Total expenses                                     19,331,000            21,235,000            15,196,000
                                                   ------------          ------------          ------------
Loss before minority interest in joint ventures'
 operations                                          (6,651,000)           (9,762,000)           (4,466,000)

Minority interest in joint ventures' operations        (507,000)            1,245,000              (107,000)
                                                   ------------          ------------          ------------
Net loss                                           $ (7,158,000)         $ (8,517,000)         $ (4,573,000)
                                                   ============          ============          ============
Net loss per individual investor unit              $     (73.23)         $     (87.14)         $     (46.79)
                                                   ============          ============          ============

                See notes to consolidated financial statements.



                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                        Unit         Total
                                        General        holders'     partners'
                                       partner's        equity       equity
                                       (deficit)      (deficit)     (deficit)
                                      ------------   ------------  ------------
Balance - January 1, 1993             $ (1,556,000)  $  2,265,000  $    709,000

  Net loss                                 (91,000)    (4,482,000)   (4,573,000)

  Cash distributions                       (43,000)             -       (43,000)
                                      ------------   ------------  ------------

Balance - December 31, 1993             (1,690,000)    (2,217,000)   (3,907,000)

  Net loss                                (170,000)    (8,347,000)   (8,517,000)

  Cash distributions                       (43,000)             -       (43,000)
                                      ------------   ------------  ------------

Balance - December 31, 1994           $ (1,903,000)   (10,564,000)  (12,467,000)

  Net loss                                (143,000)    (7,015,000)   (7,158,000)

  Cash distributions                       (43,000)             -       (43,000)
                                      ------------   ------------  ------------

Balance - December 31, 1995           $ (2,089,000)  $(17,579,000) $(19,668,000)
                                      ============   ============  ============


                See notes to consolidated financial statements.


                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------------
                                                                              1995               1994                1993
                                                                            ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (7,158,000)       $ (8,517,000)       $ (4,573,000)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                           3,238,000           3,420,000           3,244,000
    Provision for impairment of value                                       2,900,000           4,500,000                   -
    Provision for doubtful receivables                                         27,000              45,000             126,000
    Provision for doubtful mortgage loans and interest
     receivable                                                                     -           1,250,000                   -
    Minority interest in joint ventures' operations                           507,000          (1,245,000)            107,000
    Loss on satisfaction of mortgage loan receivable                          978,000                   -                   -
    Deferred interest added to mortgage loan principal                              -                   -             (63,000)
    Deferred interest added to note payable principal                           9,000              39,000             598,000
    Deferred interest on non-recourse promissory notes                      2,766,000           2,766,000           2,766,000
    Deferred leasing commissions paid                                        (338,000)           (289,000)           (581,000)
    Changes in operating assets and liabilities:
     Receivables and other assets                                             498,000            (705,000)           (249,000)
     Deferred income, interest, accrued expenses and other liabilities       (422,000)            805,000            (311,000)
                                                                         ------------        ------------        ------------
Net cash provided by operating activities                                   3,005,000           2,069,000           1,064,000
                                                                         ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of real estate acquired through foreclosure                           (1,114,000)                  -                   -
Additions to real estate                                                     (864,000)         (1,017,000)         (1,578,000)
Restricted cash (increase) decrease                                           (10,000)             63,000             (87,000)
Purchase of cash investments                                                        -                   -          (9,196,000)
Proceeds from cash investments                                                      -           3,357,000           8,107,000
Proceeds from satisfaction of mortgage loan receivable                      1,007,000                   -                   -
                                                                         ------------        ------------        ------------
Net cash (used in) provided by investing activities                          (981,000)          2,403,000          (2,754,000)
                                                                         ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Joint venture partner distributions                                          (805,000)           (150,000)           (201,000)
Notes payable principal payments                                                    -                   -             (48,000)
Cash distributions to the general partner                                     (43,000)            (43,000)            (43,000)
                                                                         ------------        ------------        ------------
Cash (used in) financing activities                                          (848,000)           (193,000)           (292,000)
                                                                         ------------        ------------        ------------
Increase (Decrease) in Cash and Cash Equivalents                            1,176,000           4,279,000          (1,982,000)

Cash and Cash Equivalents at Beginning of Year                              5,202,000             923,000           2,905,000
                                                                         ------------        ------------        ------------
Cash and Cash Equivalents at End of Year                                 $  6,378,000        $  5,202,000        $    923,000
                                                                         ============        ============        ============

Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the year - notes payable                 $  1,644,000        $  1,737,000        $  1,446,000
   Interest paid in cash during the year - non-recourse                  ============        ============        ============
   promissory notes                                                      $  2,097,000        $  2,097,000        $  2,097,000
                                                                         ============        ============        ============
Supplemental Disclosure of Non-cash Investing
  and Financing Activities:
   Deferred interest added to note payable principal                     $          -        $      6,000        $    678,000
                                                                         ============        ============        ============
   Mortgage loan receivable reclassified to real                         $    612,000        $          -        $          -
   estate (Note 4)                                                       ============        ============        ============

                See notes to consolidated financial statements.



                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Pension Income Fund XXIII (the "Partnership"), is a limited partnership organized in 1984 under the laws of the State of California to acquire, hold for investment and ultimately sell income-producing real properties, and invest in, service and ultimately collect or dispose of mortgage loans on income-producing real properties. The Partnership currently owns one apartment complex located in Georgia, four business parks located in Florida, North Carolina, California and Texas, and three shopping centers located in Kentucky, Georgia and California. The Partnership also holds a sixty-eight percent joint venture interest in three business parks located in Minnesota and a 66 and two thirds percent joint venture interest in a shopping center located in Florida. The general partner is Fox Partners V, a California general partnership whose general partners are Fox Capital Management Corporation ("FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The capital contributions of $47,894,500 ($500 per unit) were made by individual investor unit holders.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia") (see Note 13).

       Consolidation

       The consolidated financial statements include the Partnership, its wholly owned subsidiary formed in 1991 which owns the Sunnymead Towne Center property and two joint ventures in which the Partnership has a controlling interest. An affiliated Partnership owns the minority interest in these joint ventures which were formed in 1987. All significant intercompany transactions and balances have been eliminated.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Fair Value of Financial Instruments

       In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt and mortgage receivable) approximates fair value due to the short term maturity of these instruments. The estimated fair value of the Partnership's mortgage receivable and long term debt, after discounting the scheduled payments to maturity, is as follows:

                                                       Carrying        Fair
                                                         Value         Value
                                                     -----------    -----------
       Mortgage Receivable                           $ 1,137,000    $ 1,042,000

       Long Term Debt (including deferred interest):

             Notes payable                            17,670,000     19,215,000
             Non-Recourse Promissory Notes            72,031,000     68,902,000


       Real Estate


       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.




                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in a money market account and repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 39 years for buildings and improvements and six years for furnishings.

       Deferred Sales Commissions and Organization Expenses

       Sales commissions and organization expenses related to the Pension Investor Notes ("Non-Recourse Promissory Notes", "Promissory Notes" or "Notes") are deferred and amortized by the straight-line method over the life of the notes. In addition, as principal payments are made, a proportionate amount of deferred costs are expensed. Sales commissions and organization expenses related to the individual investor units were charged to partners' equity. At December 31, 1995 and 1994, accumulated amortization of deferred sales commissions and organization expenses totaled $4,254,000 and $3,835,000, respectively.

       Deferred Leasing Commissions

       Leasing commissions are deferred and amortized over the lives of the related leases, which range from one to sixteen years. Such amortization is charged to operating expenses. At December 31, 1995 and 1994, accumulated amortization of deferred leasing commission totaled $656,000 and $511,000, respectively.

       Net Loss Per Individual Investor Unit

       The net loss per individual investor unit is computed by dividing the net loss allocated to the individual investor unit holders by 95,789 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.








                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     RELATED PARTY TRANSACTIONS

       In accordance with the partnership agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such rights were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity commenced providing certain property management services. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:



                                           1995           1994           1993
                                           ----           ----           ----

       Property management fees          $104,000       $ 81,000       $      -
       Partnership management fees        111,000        111,000        111,000
       Real estate tax reduction fees      88,000         10,000              -
       Reimbursement of operational
        expenses:
          Partnership accounting and
            investor services              96,000         88,000              -
          Professional services                 -          7,000              -
                                         --------       --------       --------
          Total                          $399,000       $297,000       $111,000
                                         ========       ========       ========


       Property management fees and real estate tax reduction fees are included in operating expenses. Partnership management fees and reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $74,000 of insurance premiums, which were paid to an affiliate of NPI, Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.



                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     RELATED PARTY TRANSACTIONS (Continued)

       In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss and taxable loss. The partnership management fee and partnership management incentive are limited by the partnership agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee. In each of the years ended December 31, 1995, 1994 and 1993, the general partner received $43,000 of cash distributions, which were equal to 2 percent of cash distributions to Promissory Note holders.


3.     RESTRICTED CASH

       Restricted cash at December 31, 1995 and 1994 represents cash partially securing the Sunnymead Towne Center note payable, which is restricted as to its use pursuant to a court approved reorganization plan and the modified note agreements (see Note 11).

4.     MORTGAGE LOANS RECEIVABLE

       The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable, which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994, and in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expenses) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000, has been reclassified as real estate in 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt.



                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



4.     MORTGAGE LOANS RECEIVABLE (Continued)

       In July 1995, the Partnership lost its second mortgage interest on 1726 M Street when the first mortgagee foreclosed on this property. In 1992, the Partnership fully reserved for this contingency.

       In April 1995, the Partnership received $1,007,000 in full satisfaction of its mortgage loan receivable on the Warren, Michigan property. The property had been classified as an in-substance foreclosure property. The Partnership accepted the discounted settlement because it determined that, based upon projected future operational cash flow of the property, and the cost of litigation, it appeared likely that a substantial portion of contractual obligations would not be collected. The Partnership recorded a $978,000 loss on satisfaction of a mortgage loan receivable. In 1992 a $1,850,000 provision for uncollectable mortgage and interest receivable had been recorded.

5.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                    Residential     Commercial
1995:                                Property       Properties         Total
- -----                              ------------    ------------    ------------
Land                               $  1,901,000    $ 19,478,000    $ 21,379,000
Buildings and improvements            8,307,000      66,592,000      74,899,000
Furnishings                             201,000          24,000         225,000
                                   ------------    ------------    ------------

Total                                10,409,000      86,094,000      96,503,000

Accumulated depreciation             (1,335,000)    (17,759,000)    (19,094,000)
Allowance for impairment
  of value                                    -      (9,991,000)     (9,991,000)
                                   ------------    ------------    ------------

Real estate, net                   $  9,074,000    $ 58,344,000    $ 67,418,000
                                   ============    ============    ============




                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


5.     REAL ESTATE (Continued)

                                     Residential     Commercial
1994:                                 Property       Properties       Total
- -----                                -----------    -----------    -----------
Land                                  $1,901,000    $19,133,000    $21,034,000
Buildings and improvements             7,879,000     64,793,000     72,672,000
Furnishings                              187,000         20,000        207,000
In-Substance foreclosure                       -      1,985,000      1,985,000
                                      ----------    -----------    -----------

Total                                  9,967,000     85,931,000     95,898,000

Accumulated depreciation              (1,032,000)   (15,497,000)   (16,529,000)
Allowance for impairment
  of value                                     -     (7,091,000)    (7,091,000)
                                      ----------    -----------    -----------

Real estate, net                      $8,935,000    $63,343,000    $72,278,000
                                      ==========    ===========    ===========


6.     PROVISION FOR IMPAIRMENT OF VALUE

       In 1995 and 1994, a $2,900,000 provision for impairment of value and a $4,500,000 provision for impairment of value was recorded on the Partnership's Sunnymead Towne Center and Coral Palm Plaza Joint Venture properties, respectively. The Partnership determined that, based upon current economic conditions and projected future operational cash flows, the decline in values were other than temporary and that recovery of their carrying value was not likely. Accordingly, the properties carrying values were reduced to an amount equal to their estimated fair value. Due to the current real estate market it is reasonably possible that the Partnership's estimate of fair value will change within the next year.

7.     TERMINATION AGREEMENTS WITH FORMER TENANTS

       In December 1994, the Partnership accepted a lease buy-out of $800,000 from a significant tenant at the Partnership's 66.67% owned joint venture property, which was received in 1995. During 1995, management re-leased all of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $699,000 as other income.

       In October 1995, the Partnership accepted a lease buy-out and termination agreement with a former tenant at the Partnership's Coral Palm Plaza property. The $300,000 termination payment, has been deferred and is being amortized into income on a straight-line basis over the remaining three years of the former tenant's lease.



                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.     NON-RECOURSE PROMISSORY NOTES

       The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership and its wholly owned subsidiary, by a secured interest in the joint venture interests held by the Partnership, and by a pledge of the note and of the deed of trust on the real properties underlying the mortgage loans made by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000, bear interest at 12 percent per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at ten percent per annum, except that portions of the interest may be deferred, provided the Partnership makes minimum interest payments of 5% on the unpaid principal balance. The deferred interest does not accrue additional interest. The Notes are due February 15, 1999. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership property or Partnership mortgage loan, 98 percent of the resulting distributable cash proceeds is first allocated to the payment of Promissory Notes until such Notes and related accumulated deferred interest payable are repaid and thereafter the cash proceeds are distributed to the Partnership's general partner, Individual Unit holders, and Note holders. Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture but it appears no residual interest will be paid.

9.     NOTES PAYABLE

       The Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California and The Enclaves Apartments complex located in Atlanta, Georgia were the only properties pledged as collateral for notes payable at December 31, 1995. One note bore interest at 9.0 percent until November 1995 and 9.5 percent thereafter, and the other note at 12.0625 percent. The notes require balloon payments of $9,510,000 and $6,856,000 in 2000 and 2001, respectively, exclusive of deferred interest.
       Principal payments at December 31, 1995 are required as follows:

                      1996          $97,000
                      1997          106,000
                      1998          117,000
                      1999          129,000
                      2000        9,651,000
                      2001        6,856,000
                                -----------

                      Total     $16,956,000
                                ===========


       Effective March 1, 1996, the Partnership ceased making debt service payments on the Sunnymead property and will not make such payments in the future. Consequently, the Partnership expects that the property will be foreclosed upon and has recorded a $2,900,000 provision for impairment of value in 1995 (see Note 6). Upon foreclosure the Partnership would recognize an extraordinary gain on the extinguishment of debt for financial reporting purposes.




                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



10.    MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1995, are as follows:

                      1996                  $ 7,215,000
                      1997                    6,276,000
                      1998                    5,396,000
                      1999                    4,105,000
                      2000                    3,002,000
                      Thereafter             11,403,000
                                            -----------

                      Total                 $37,397,000
                                            ===========

       Amortization of deferred leasing commissions totaled $254,000, $224,000 and $252,000 for 1995, 1994 and 1993, respectively, and are included in operating expenses.

11.    PETITION FOR RELIEF UNDER CHAPTER 11 BY A SUBSIDIARY

       In March 1991 a wholly owned subsidiary of the Partnership acquired Sunnymead Towne Center Shopping Center through foreclosure. On June 24, 1992 a petition for relief was filed under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California in order to reorganize the debt relating to the property which the Partnership believed would facilitate continued ownership of the property for investment purposes.

       An amended plan of reorganization became effective on November 15, 1993 at which time the carrying amount of unpaid principal and interest was $10,528,000. The plan limited the lenders claim to $10,100,000. In addition, a short fall account of $100,000 was established. Effective March 1, 1996, the Partnership ceased making debt service payments. The Partnership anticipates that the property will be lost through foreclosure (see Note 9).




                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


12.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                            1995          1994          1993
                                            ----          ----          ----

       Net loss - financial statements  $(7,158,000)  $(8,517,000)  $(4,573,000)
       Differences resulted from:
         Provision for impairment
           of value                       2,900,000     4,500,000             -
         Provision for doubtful
           mortgage loans and interest
           receivable                             -     1,250,000             -
         Loss on satisfaction of
           mortgage receivable              978,000             -             -
         Original issue discount           (641,000)      740,000       418,000
         Deferred income                   (425,000)      791,000         8,000
         Depreciation                      (295,000)     (122,000)     (195,000)
         Long-term capital loss          (7,980,000)            -             -
         Bad debt expense                         -       (62,000)       69,000
         Interest expense capitalized        52,000        21,000        59,000
         Minority interest in joint
          ventures' operations              181,000    (1,815,000)     (101,000)
         Interest accrual                  (118,000)     (105,000)      260,000
         Property tax accrual                     -             -       (45,000)
                                       ------------   -----------   -----------
       Net loss - income tax method    $(12,506,000)  $(3,319,000)  $(4,100,000)
                                       ============   ===========   ===========
       Taxable loss per Individual
         Investor Unit after giving
         effect to the allocation to
         the general partner           $       (128)  $       (34)  $       (42)
                                       ============   ===========   ===========


                     CENTURY PENSION INCOME FUND XXIII,
                      A California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


12.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)

                                          1995            1994          1993
                                          ----            ----          ----
       Partners' (deficit) -
        financial statements          $(19,668,000)  $(12,467,000)  $(3,907,000)
       Differences resulted from:
         Sales commissions and
         organization expenses           6,558,000      6,558,000     6,558,000
         Original issue discount         5,037,000      5,786,000     5,046,000
         Provision for doubtful
          mortgage loans interest
          receivable                             -      4,999,000     3,749,000
         Provision for impairment
          of value                       9,991,000      7,091,000     2,591,000
         Deferred income                   400,000        825,000        34,000
         Acquisition costs expensed        (21,000)       (21,000)      (21,000)
         Depreciation                   (2,654,000)    (2,359,000)   (2,237,000)
         Payments credited to rental
          properties                     2,111,000      2,111,000     2,111,000
         Foreclosure of mortgage loan
          receivable                             -      1,895,000     1,895,000
         Minority interest in joint
          ventures' operations          (3,533,000)    (3,714,000)   (1,899,000)
         Capitalized expense               486,000        486,000       486,000
         Interest expense capitalized      198,000        146,000       125,000
         Bad debt expense                   54,000         54,000       116,000
         Interest accrual                  788,000        906,000     1,011,000
         Other                             485,000        485,000       485,000
                                       -----------    -----------   -----------
         Partners' equity - income
          tax method                   $   232,000    $12,781,000   $16,143,000
                                       ===========    ===========   ===========

13.    SUBSEQUENT EVENT

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property management services to the Partnership's residential property, asset management services to the Partnership, maintain its books and records and oversee its operations.


                                                                  SCHEDULE II

                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1995, 1994 and 1993


  COLUMN A           COLUMN B         COLUMN C            COLUMN D     COLUMN E
  --------           --------         --------            --------     --------
                                      Additions
                                --------------------
                                Charged    Charged                    Balance
                    Balance at  to Costs   to Other                     at
                    Beginning     and     Accounts -   Deductions -   End of
Description         of Period   Expenses   Describe      Describe     Period
- -----------         ---------   --------   --------      --------     ------
Allowance for
 doubtful accounts
 receivable:

  1995             $   55,000    $  27,000    $ -      $   27,000(1)  $   55,000

  1994             $  116,000    $  45,000    $ -      $  106,000(1)  $   55,000

  1993             $   47,000    $ 126,000    $ -      $   57,000(1)  $  116,000


Allowance for
 loss on mortgage
 loans receivable:

  1995             $3,149,000    $        -    $ -     $1,250,000(2)  $        -

  1994             $1,899,000    $1,250,000    $ -     $        -     $3,149,000

  1993             $1,899,000    $        -    $ -     $        -     $1,899,000


(1) Uncollected receivables written off.

(2) Property acquired by Partnership through deed in lieu of foreclosure, (see
    Note 4 to the consolidated financial statements).

(3) Partnership lost its second mortgage interest on property when the first mortgagee foreclosed on the property (see Note 4 to the consolidated statements).



                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership


                   REAL ESTATE AND ACCUMULATED DEPRECIATION        SCHEDULE III
                               DECEMBER 31, 1995


Column A                       Column B                Column C                  Column D
- --------                       --------                --------                  --------
                                                                             Cost capitalized
                                                      Initial cost             subsequent to
                                                     to partnership             acquisition
                                                 -----------------------   ----------------------
                                                           Buildings and                 Carrying
Description                 Encumbrances (4)     Land      Improvements    Improvements    Costs
- -----------                 ----------------     ----      ------------    ------------    -----
                                                 (Amounts in thousands)
PARTNERSHIP:
Commerce Plaza
  Tampa, Florida             $          -        $ 1,604      $ 4,188          $ 717     $     -

Regency Centre
  Lexington, Kentucky                   -          3,123       10,398            812         (54)

Highland Park
  Commerce Center - Phase II
    Charlotte, North
      Carolina                          -            654        4,849            659        (406)

Interrich Plaza (5)
  Richardson, Texas                     -            587        1,833            356           -

Centre Stage
  Shopping Center (7)
    Norcross, Georgia                   -          1,300        6,588            344           -

The Enclaves Apartments (6)
  Atlanta, Georgia                  6,856          1,901        7,603            905           -

Medtronics
 Irvine, California                     -            345        1,381              -           -

SUBSIDIARY:

Sunnymead Towne
  Center (6)
    Moreno Valley,
       California                  10,100          2,512        7,452            244           -







Column A                                  Column E               Column F       Column G    Column H     Column I
- --------                                  --------               --------       --------    --------     --------
                                        Gross amount            Accumulated                              on which
                                         carried at             Depreciation                           depreciation
                                     close of period (1)             and                               is computed
                               -------------------------------  Provision for                           in latest
                                       Buildings and             Impairment      Year of       Date    statement of
Description                    Land    Improvements  Total (2)       (3)       Construction  Acquired   operations
- -----------                    ----    ------------  ---------    ---------    ------------  --------  ------------
                                                              (Amounts in thousands)
PARTNERSHIP:
Commerce Plaza
  Tampa, Florida              $ 1,604      $ 4,905     $ 6,509     $ 1,524       1980/1981     3/86       6-39 Yrs.

Regency Centre
  Lexington, Kentucky           3,111       11,168      14,279       3,536          1981       5/86       6-39 Yrs.

Highland Park
  Commerce Center - Phase II
    Charlotte, North
      Carolina                    619        5,137       5,756       1,671          1985       9/86       6-39 Yrs.

Interrich Plaza (5)
  Richardson, Texas               587        2,189       2,776         547          1986       4/88       6-39 Yrs.

Centre Stage
  Shopping Center (7)
    Norcross, Georgia           1,300        6,932       8,232       1,445          1986       1/90       6-39 Yrs.

The Enclaves Apartments (6)
  Atlanta, Georgia              1,901        8,508      10,409       1,335          1981       4/91      6-27.5 Yrs.

Medtronics
 Irvine, California               345        1,381       1,726          33           (8)       4/95        39 Yrs.

SUBSIDIARY:

Sunnymead Towne
  Center (6)

    Moreno Valley,
       California               2,512        7,696      10,208       4,253          1983       3/91       6-39 Yrs.






                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995
                                                        SCHEDULE III (Continued)

Column A                     Column B              Column C                   Column D
- --------                     --------              --------                   --------
                                                                          Cost capitalized
                                                  Initial cost              subsequent to
                                                 to Partnership              acquisition
                                             -----------------------   -------------------------
                                                       Buildings and                   Carrying
Description               Encumbrances (4)   Land      Improvements    Improvements      Costs
- -----------               ----------------   ----      ------------    ------------    ---------
                                                (Amounts in thousands)
JOINT VENTURES:
Coral Palm Plaza
  Coral Springs, Florida    $      -        $ 5,009       $11,046          $  512        $  (427)

Alpha Business Center
  Bloomington,
    Minnesota                      -          3,199         6,735           1,034           (611)

Plymouth Service
  Center
    Plymouth, Minnesota            -            475         2,306             276           (326)

Westpoint Business
  Center
    Plymouth, Minnesota            -          1,166         5,987             623           (396)
                            --------        -------       -------          ------        -------

TOTAL                       $ 16,956        $21,875       $70,366          $6,482        $(2,220)
                            ========        =======       =======          ======        =======




Column A                               Column   E                Column F      Column G    Column H     Column I
- --------                               ----------                --------      --------    --------     --------
                                                                                                          Life
                                     Gross amount               Accumulated                              on which
                                      carried at               Depreciation                            depreciation
                                  close of period (1)               and                                 is computed
                             --------------------------------  Provision for                             in latest
                                     Buildings and              Impairment      Year of       Date      statement of
Description                  Land    Improvements   Total (2)       (3)      Construction   Acquired     operations
- -----------                  ----    ------------   ---------  ------------  -------------  --------    ------------
                                                                (Amounts in thousands)
JOINT VENTURES:

Coral Palm Plaza
  Coral Springs, Florida    $ 4,876      $11,264     $16,140     $ 10,137        1985        1/87        6-39 Yrs.

Alpha Business Center
  Bloomington,
    Minnesota                 3,002        7,355      10,357        2,156        1979        5/87        6-39 Yrs.

Plymouth Service
  Center
    Plymouth, Minnesota         420        2,311       2,731          635        1979        5/87        6-39 Yrs.

Westpoint Business
  Center
    Plymouth, Minnesota       1,102        6,278       7,380        1,813        1979        5/87        6-39 Yrs.
                            -------       ------     -------      -------


TOTAL                       $21,379      $75,124     $96,503      $29,085
                            =======      =======     =======      =======


                            See accompanying notes.



                                                                   SCHEDULE III


                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1)    The aggregate cost for Federal income tax purposes is $100,693,000.

(2)    Balance, January 1, 1993                                    $ 93,303,000
       Improvements capitalized subsequent to acquisition             1,578,000
                                                                   ------------
       Balance, December 31, 1993                                    94,881,000
       Improvements capitalized subsequent to acquisition             1,017,000
                                                                   ------------
       Balance, December 31, 1994                                    95,898,000

       Satisfaction of mortgage receivable on property
        classified as an in-substance foreclosure property           (1,985,000)
       Improvements capitalized subsequent to  acquisition              864,000
       Property acquired through deed in lieu of foreclosure of
        mortgage loan receivable                                      1,726,000
                                                                   ------------
       Balance, December 31, 1995                                  $ 96,503,000
                                                                   ============
(3)    Balance January 1, 1993                                     $ 13,870,000
       Additions charged to expense                                   2,568,000
                                                                   ------------
       Balance, December 31, 1993                                    16,438,000
       Additions charged to expense                                   2,682,000
       Allowance for impairment of value                              4,500,000
                                                                   ------------
       Balance, December 31, 1994                                    23,620,000

       Additions charged to expense                                   2,565,000
       Allowance for impairment of value                              2,900,000
                                                                   ------------
       Balance, December 31, 1995                                  $ 29,085,000
                                                                   ============
(4) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership and by a security interest in the joint venture interests held by the Partnership.

(5) Property acquired through foreclosure of a mortgage loan receivable in 1988.

(6) Property acquired through foreclosure of mortgage loan receivable in 1991.



(7) Property acquired through deed in lieu of foreclosure of a mortgage loan receivable in 1990.

(8) Property acquired through deed in lieu of foreclosure of a mortgage loan receivable in 1995. (see Note 4 to the consolidated financial statements).




                                                                     SCHEDULE IV

                       CENTURY PENSION INCOME FUND XXIII,
                        A California Limited Partnership

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1995

                PART 1. MORTGAGE REAL ESTATE AT CLOSE OF PERIOD



COLUMN A          COLUMN B       COLUMN C        COLUMN D          COLUMN E
- --------          --------       --------        --------          --------
                                 Carrying        Amount of         Amount of
                    Prior        Amount of    principal unpaid      mortgage
                    Liens        Mortgage        at close            being
Description         (3)(4)        (1)(2)         of period         foreclosed
- -----------         ------       --------        ---------         ----------
                                   (Amounts in thousands)

SECOND MORTGAGE:

Honeywell
     Costa Mesa,
     California    $   480        $1,137(5)       $1 ,137            $     -
                   =======        ======          =======            =======



                      PART 2. INTEREST EARNED ON MORTGAGES

                                                 COLUMN F          COLUMN G
                                                 --------          --------
                                               Interest due     Interest income
                                              and accrued at   earned applicable
                                               end of period       to period
                                               -------------       ---------
                                                   (Amounts in thousands)
SECOND MORTGAGE:

Honeywell
     Costa Mesa,
     California                                    $   -            $   81
                                                   -----            ------
TOTAL                                              $                $   81
                                                   =====            ======



                            See accompanying notes.



                                                                    SCHEDULE IV


                      CENTURY PENSION INCOME FUND XXIII,
                       A California Limited Partnership

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995


NOTES:

(1)    The aggregate cost for Federal income tax purposes is $920,000.

(2)    Balance, January 1, 1993                                     $ 2,936,000
       Additions during period:
        Deferred interest added to principal                             63,000
                                                                    -----------
       Balance, December 31, 1993                                     2,999,000
       Deductions during period:
        Allowance for doubtful mortgage loan                         (1,250,000)
                                                                    -----------
       Balance, December 31, 1994                                     1,749,000

       Deductions during period:
       Mortgage loan reclassified to real estate through
       acquisition of property through deed in lieu of foreclosure     (612,000)
                                                                    -----------
                                                                    $ 1,137,000
                                                                    ===========


(3) Prior lien balance at the date of second mortgage funding by the Partnership.

(4) The Non-Recourse Promissory Notes are secured by a pledge of the notes and deeds of trust on the real properties underlying the mortgage loans made by the Partnership.

(5) Maturity date has been extended to March 31, 2000 (see Note 4 to the consolidated financial statements).




To the Partners
Coral Palm Plaza Joint Venture
Greenville, South Carolina


                          Independent Auditors' Report


We have audited the accompanying balance sheets of Coral Palm Plaza Joint Venture (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to
Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coral Palm Plaza Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  Imowitz Koenig & Co., LLP

                                                  Certified Public Accountants

New York, N.Y.
February 20, 1996




INDEPENDENT AUDITORS' REPORT

Coral Palm Plaza Joint Venture:

We have audited the accompanying statements of operations, partners' equity and cash flows of Coral Palm Plaza Joint Venture (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

 DELOITTE & TOUCHE LLP

 San Francisco, California
 March 18, 1994


                        CORAL PALM PLAZA JOINT VENTURE

                                BALANCE SHEETS

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1995            1994
                                                   ------------    ------------
ASSETS


Cash and cash equivalents                          $    263,000    $    239,000
Receivables and other assets                            270,000         881,000

Real Estate:

   Real estate                                       16,140,000      16,065,000
   Accumulated depreciation                          (3,046,000)     (2,829,000)
   Allowance for impairment of value                 (7,091,000)     (7,091,000)
                                                   ------------    ------------
Real estate, net                                      6,003,000       6,145,000

Deferred leasing commissions, net                       154,000          87,000
                                                   ------------    ------------
    Total assets                                   $  6,690,000    $  7,352,000
                                                   ============    ============

LIABILITIES AND PARTNERS' EQUITY

Unearned revenue and other liabilities             $    345,000    $    844,000
                                                   ------------    ------------
    Total liabilities                                   345,000         844,000
                                                   ------------    ------------
Contingencies

Partners' equity:

   Century Pension Income Fund XXIII                  4,231,000       4,339,000
   Century Pension Income Fund XXIV                   2,114,000       2,169,000
                                                   ------------    ------------
    Total partners' equity                            6,345,000       6,508,000
                                                   ------------    ------------
    Total liabilities and partners' equity         $  6,690,000    $  7,352,000
                                                   ============    ============


                      See notes to financial statements.

                        CORAL PALM PLAZA JOINT VENTURE

                           STATEMENTS OF OPERATIONS

                                             YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1995          1994          1993
                                       -----------   -----------   -----------
Revenues:
  Rental                               $   939,000   $ 1,084,000   $ 1,003,000
  Interest and other income                717,000         6,000         5,000
                                       -----------   -----------   -----------
  Total revenues                         1,656,000     1,090,000     1,008,000
                                       -----------   -----------   -----------
Expenses:
  Provision for impairment of value              -     4,500,000             -
  Operating                                625,000       573,000       619,000
  Depreciation                             217,000       351,000       333,000
  General and administrative                11,000        15,000        10,000
                                       -----------   -----------   -----------
  Total expenses                           853,000     5,439,000       962,000
                                       -----------   -----------   -----------
Net income  (loss)                     $   803,000   $(4,349,000)  $    46,000
                                       ===========   ===========   ===========


                      See notes to financial statements.


                        CORAL PALM PLAZA JOINT VENTURE


                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                        Century       Century
                                        Pension       Pension
                                         Income        Income
                                       Fund XXIII     Fund XXIV       Total
                                       -----------   -----------   -----------
Balance - January 1, 1993              $ 7,623,000   $ 3,812,000   $11,435,000

  Net income                                31,000        15,000        46,000

  Cash distributions                      (116,000)      (58,000)     (174,000)
                                       -----------   -----------   -----------

Balance - December 31, 1993            $ 7,538,000     3,769,000    11,307,000

  Net (loss)                            (2,899,000)   (1,450,000)   (4,349,000)

  Cash distributions                      (300,000)     (150,000)     (450,000)
                                       -----------   -----------   -----------

Balance - December 31, 1994              4,339,000     2,169,000     6,508,000

  Net income                               535,000       268,000       803,000

  Cash distributions                      (643,000)     (323,000)     (966,000)
                                       -----------   -----------   -----------

Balance - December 31, 1995            $ 4,231,000   $ 2,114,000   $ 6,345,000
                                       ===========   ===========   ===========


                      See notes to financial statements.


                        CORAL PALM PLAZA JOINT VENTURE

                           STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                       1995            1994             1993
                                                    -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $   803,000     $(4,349,000)     $    46,000
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                       249,000         380,000          358,000
    Deferred leasing commissions paid                   (99,000)        (42,000)         (41,000)
    Provision for impairment of value                         -        4,500,000               -
    Changes in operating assets and liabilities:
     Receivables and other assets                       611,000        (621,000)        (129,000)
     Unearned revenue and other liabilities            (499,000)        749,000           15,000
                                                    -----------     -----------      -----------
Net cash provided by operating activities             1,065,000         617,000          249,000
                                                    -----------     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                (75,000)        (26,000)         (72,000)
                                                    -----------     -----------      -----------
Cash (used in) investing activities                     (75,000)        (26,000)         (72,000)
                                                    -----------     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Joint venture partners' distributions paid             (966,000)       (450,000)        (174,000)
                                                    -----------     -----------      -----------
Cash (used in) financing activities                    (966,000)       (450,000)        (174,000)
                                                    -----------     -----------      -----------
Increase in Cash and Cash Equivalents                    24,000         141,000            3,000

Cash and Cash Equivalents at Beginning of Year          239,000          98,000           95,000
                                                    -----------     -----------      -----------
Cash and Cash Equivalents at End of Year            $   263,000     $   239,000      $    98,000
                                                    ===========     ===========      ===========

                      See notes to financial statements.


                         CORAL PALM PLAZA JOINT VENTURE


                         NOTES TO FINANCIAL STATEMENTS


                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Coral Palm Plaza Joint Venture (the "Partnership") is a general partnership organized in 1987 under the laws of the state of California to acquire Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The general partners are Century Pension Income Fund XXIII ("XXIII") and Century Pension Income Fund XXIV ("XXIV"), California limited partnerships affiliated through their general partners.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.


       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 30 to 39 years for buildings and improvements.


                         CORAL PALM PLAZA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Deferred Leasing Commissions

       Leasing commissions are deferred and amortized over the lives of the related leases, which range from one to eleven years. At December 31, 1995 and 1994, accumulated amortization of deferred leasing commissions totaled $90,000 and $68,000, respectively,

       Net Income (Loss) Allocation

       Net income (loss) is allocated based on the ratio of each partner's capital contribution to the joint venture.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

2.     RELATED PARTY TRANSACTIONS

       During 1995 and 1994, the Partnership paid an affiliate of the general partner a $16,000 and $10,000 fee, respectively, relating to a successful real estate tax appeal for the joint venture. These fees were allocated 66.67% to XXIII and 33.33% to XXIV, in accordance with the partnership agreement.

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                                   1995             1994
                                                   ----             ----
       Land                                   $  4,876,000      $ 4,876,000
       Buildings and improvements               11,264,000       11,189,000
                                              ------------      -----------

       Total                                    16,140,000       16,065,000

       Accumulated depreciation                 (3,046,000)      (2,829,000)
       Allowance for impairment of value        (7,091,000)      (7,091,000)

                                              ------------      -----------

       Real estate, net                       $  6,003,000      $ 6,145,000
                                              ============      ===========



                         CORAL PALM PLAZA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


4.     ALLOWANCE FOR IMPAIRMENT OF VALUE

       During 1994, based upon current economic conditions and projected future operational cash flows, the Partnership determined that the decline in value of the Coral Palm Plaza Shopping Center was other than temporary and that recovery of its carrying value was not likely. Accordingly, the property's carrying value was reduced by $4,500,000 to an amount equal to its estimated fair value. Due to the current real estate markets it is reasonably possible that the Partnership's estimate of fair value will change within the next year.

5.     TERMINATION AGREEMENT WITH FORMER TENANT

       In December 1994, the Partnership accepted a lease buy-out of $800,000 from a significant tenant that had occupied 27,000 square feet. The payment was received in 1995. During 1995, management re-leased all of the unoccupied space, on similar terms, and recognized the remaining portion of the lease buy-out in the amount of $699,000 as other income.

       In October 1995, the Partnership accepted a lease buy-out and termination agreement with a former tenant at the Partnership's property. The $300,000 termination payment, has been deferred and is being amortized into income on a straight-line basis over the remaining three years of the former tenant's lease.

6.     MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1995 are as follows:

                    1996                       $  744,000
                    1997                          782,000
                    1998                          697,000
                    1999                          576,000
                    2000                          482,000
                    Thereafter                  1,018,000
                                               ----------
                    Total                      $4,299,000
                                               ==========


       Rental revenue from one tenant was 20 percent, 22 percent and 20 percent of total rental revenues in 1995, 1994 and 1993, respectively. Rental revenue from another tenant was 19 percent, 13 percent and 10 percent of total rental revenues in 1995, 1994 and 1993, respectively.





                        CORAL PALM PLAZA JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


6.     MINIMUM FUTURE RENTAL REVENUES (Continued)

       Rental revenues included percentage and other contingent rentals of $59,000, $40,000 and $52,000 in 1995, 1994 and 1993, respectively.

       Amortization of deferred leasing commissions totaled $32,000, $29,000 and $25,000 for the years ended December 31, 1995, 1994 and 1993, respectively.



                                                                    SCHEDULE III

                         CORAL PALM PLAZA JOINT VENTURE

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


  COLUMN           COLUMN       COLUMN            COLUMN                  COLUMN             COLUMN    COLUMN   COLUMN    COLUMN
     A                B            C                 D                       E                  F         G        H         I

                                              Cost Capitalized
                              Initial Cost       Subsequent       Gross Amount at Which
                             to Partnership   to Acquisition  Carried at Close of Period(1)
                             --------------   --------------  -----------------------------
                                                                                             Accumu-                       Life
                                                                                              lated                      on which
                                                                                            Deprecia-                    Deprecia-
                                                                                            tion and    Year             tion is
                                   Buildings                            Buildings           Provision    of      Date    computed
                                      and                                  and                 for      Con-      of     in latest
                    Encum-          Improve-  Improve-  Carrying         Improve-           Impairment  struc-  Acqui-  statement of
Description         brances   Land    ments     ments    Costs    Land    ments   Total(2)     (3)      tion    sition   operations
- -----------         -------   ----    -----     -----    -----    ----    -----   --------   -------    ----    ------   ----------
                                                             (Amounts in thousands)
Coral Palm Plaza
   Coral Springs,
    Florida         $     -  $5,009   $11,046   $512     $(427)  $4,876  $11,264  $16,140    $10,137    1985     1/87    30-39 Yrs.
                    =======  ======   =======   ====     =====   ======  =======  =======    =======




                            See accompanying notes.



                                                                   SCHEDULE III

                        CORAL PALM PLAZA JOINT VENTURE

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1)    The aggregate cost for Federal income tax purposes is $16,568,000.

(2)    Balance, January 1, 1993                                    $ 15,967,000
       Improvements capitalized subsequent to acquisition                72,000
                                                                   ------------
       Balance, December 31, 1993                                    16,039,000
       Improvements capitalized subsequent to acquisition                26,000
                                                                   ------------
       Balance, December 31, 1994                                    16,065,000
       Improvements capitalized subsequent to acquisition                75,000
                                                                   ------------
       Balance, December 31, 1995                                  $ 16,140,000
                                                                   ============

(3)    Balance, January 1, 1993                                    $  4,736,000
       Additions charged to expense                                     333,000
                                                                   ------------
       Balance, December 31, 1993                                     5,069,000
       Additions charged to expense                                     351,000
       Provision for impairment of value                              4,500,000
                                                                   ------------
       Balance, December 31, 1994                                     9,920,000
       Additions charged to expense                                     217,000
                                                                   ------------
       Balance, December 31, 1995                                  $ 10,137,000
                                                                   ============



To the Partners
Minneapolis Business Parks Joint Venture
Greenville, South Carolina



Independent Auditors' Report


We have audited the accompanying balance sheets of Minneapolis Business Parks Joint Venture (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minneapolis Business Parks Joint Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  Imowitz Koenig & Co., LLP

                                                  Certified Public Accountants


New York, N.Y.
February 20, 1996



INDEPENDENT AUDITORS' REPORT

Minneapolis Business Parks Joint Venture:

We have audited the accompanying statements of operations, partners' equity and cash flows of Minneapolis Business Parks Joint Venture (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Francisco, California
March 18, 1994



                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                                BALANCE SHEETS

                                                        DECEMBER 31,
                                              -------------------------------
                                                  1995               1994
                                              ------------       ------------
ASSETS

Cash and cash equivalents                     $    159,000       $    648,000
Other assets                                       193,000            134,000

Real Estate:

   Real estate                                  20,467,000         20,214,000
   Accumulated depreciation                     (4,603,000)        (3,999,000)
                                              ------------       ------------
Real estate, net                                15,864,000         16,215,000

Deferred leasing commissions, net                  243,000            214,000
                                              ------------       ------------
   Total assets                               $ 16,459,000       $ 17,211,000
                                              ============       ============

LIABILITIES AND PARTNERS' EQUITY

Accrued expenses and other liabilities        $    157,000       $    151,000
                                              ------------       ------------
   Total liabilities                               157,000            151,000
                                              ------------       ------------
Contingencies

Partners' equity:

   Century Pension Income Fund XXIII            11,033,000         11,548,000
   Century Pension Income Fund XXIV              5,269,000          5,512,000
                                              ------------       ------------
   Total partners' equity                       16,302,000         17,060,000
                                              ------------       ------------
   Total liabilities and partners' equity     $ 16,459,000       $ 17,211,000
                                              ============       ============

                      See notes to financial statements.



                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                           STATEMENTS OF OPERATIONS


                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1995          1994           1993
                                      -----------    -----------    -----------
Revenues:
  Rental                              $ 2,833,000    $ 2,648,000    $ 2,361,000
  Interest and other income                48,000         18,000          8,000
                                      -----------    -----------    -----------
  Total revenues                        2,881,000      2,666,000      2,369,000
                                      -----------    -----------    -----------
Expenses
  Operating                             1,521,000      1,402,000      1,470,000
  Depreciation                            604,000        613,000        592,000
  General and administrative                8,000         11,000         21,000
                                      -----------    -----------    -----------
  Total expenses                        2,133,000      2,026,000      2,083,000
                                      -----------    -----------    -----------
Net income                            $   748,000    $   640,000    $   286,000
                                      ===========    ===========    ===========


                      See notes to financial statements.



                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                        Century        Century
                                        Pension        Pension
                                         Income        Income
                                       Fund XXIII     Fund XXIV        Total
                                      -----------    -----------    -----------
Balance - January 1, 1993             $11,223,000    $ 5,358,000    $16,581,000

  Net income                              194,000         92,000        286,000

  Cash distributions                     (304,000)      (143,000)      (447,000)
                                      -----------    -----------    -----------

Balance - December 31, 1993            11,113,000      5,307,000     16,420,000

  Net income                              435,000        205,000        640,000
                                      -----------    -----------    -----------

Balance - December 31, 1994            11,548,000      5,512,000     17,060,000

  Net income                              509,000        239,000        748,000

  Cash distributions                   (1,024,000)      (482,000)    (1,506,000)
                                      -----------    -----------    -----------

Balance - December 31, 1995           $11,033,000    $ 5,269,000    $16,302,000
                                      ===========    ===========    ===========


                      See notes to financial statements.



                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                           STATEMENTS OF CASH FLOWS

                                                         YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1995             1994            1993
                                                     ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  748,000       $ 640,000      $  286,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       683,000         685,000         681,000
    Deferred leasing commissions paid                  (108,000)       (118,000)       (109,000)
    Changes in operating assets and liabilities:
     Other assets                                       (59,000)       (103,000)         23,000
     Accrued expenses and other liabilit                  6,000           8,000         (64,000)
                                                     ----------      ----------      ----------
Net cash provided by operating activities             1,270,000       1,112,000         817,000
                                                     ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                               (253,000)       (560,000)       (309,000)
                                                     ----------      ----------      ----------
Cash (used in) investing activities                    (253,000)       (560,000)       (309,000)
                                                     ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Joint venture partners' distributions paid           (1,506,000)              -        (447,000)
                                                     ----------      ----------      ----------
Cash (used in) financing activities                  (1,506,000)              -        (447,000)
                                                     ----------      ----------      ----------
(Decrease) Increase in Cash and Cash Equivalents       (489,000)        552,000          61,000

Cash and Cash Equivalents at Beginning of Year          648,000          96,000          35,000
                                                     ----------      ----------      ----------
Cash and Cash Equivalents at End of Year             $  159,000      $  648,000      $   96,000
                                                     ==========      ==========      ==========

                      See notes to financial statements.





                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Minneapolis Business Parks Joint Venture (the "Partnership") is a general partnership organized in 1987 under the laws of the state of California to acquire three business parks in Minnesota. The general partners are Century Pension Income Fund XXIII ("XXIII") and Century Pension Income Fund XXIV ("XXIV"), both are California limited partnerships which are affiliated through their general partners.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had $116,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.


       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 30 to 39 years for buildings and improvements.




                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Deferred Leasing Commissions

       Leasing commissions are deferred and amortized over the lives of the related leases, which range from one to eight years. At December 31, 1995 and 1994, accumulated amortization of deferred costs totaled $205,000 and $158,000, respectively.

       Net Income Allocation

       Net income is allocated based on the ratio of each partner's capital contribution to the joint venture.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

2.     RELATED PARTY TRANSACTIONS

       During 1995, the Partnership paid an affiliate of the managing general partner of XXIII and XXIV, a $33,000 fee relating to successful real estate tax appeals on Alpha and Westpoint Business Center joint venture properties. These fees were allocated 68 percent to XXIII and 32 percent to XXIV, in accordance with the partnership agreement.

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                               1995              1994
                                               ----              ----

       Land                                $ 4,523,000       $ 4,523,000
       Buildings and improvements           15,944,000        15,691,000
                                           -----------       -----------

       Total                                20,467,000        20,214,000


       Accumulated depreciation             (4,603,000)       (3,999,000)
                                           ------------      -----------

       Real estate, net                    $ 15,864,000      $16,215,000
                                           ============      ===========






                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



4.     MINIMUM FUTURE RENTAL REVENUES

       Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1995 are as follows:

                    1996               $2,350,000
                    1997                1,869,000
                    1998                1,565,000
                    1999                  997,000
                    2000                  659,000
                    Thereafter          1,037,000
                                       ----------

                    Total              $8,477,000
                                       ==========

       Amortization of deferred leasing commissions totaled $79,000, $72,000 and $89,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


                                                                   SCHEDULE III

                    MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


  COLUMN                COLUMN        COLUMN           COLUMN               COLUMN              COLUMN   COLUMN  COLUMN    COLUMN
     A                    B             C                 D                    E                   F        G       H         I

                                                  Cost Capitalized
                                   Initial Cost      Subsequent      Gross Amount at Which
                                  to Partnership   to Acquisition Carried at Close of Period(1)
                                  --------------   -------------- -----------------------------
                                                                                                                            Life
                                                                                                                          on which
                                                                                                                          Deprecia-
                                                                                                 Accumu-  Year             tion is
                                        Buildings                          Buildings             lated     of     Date    computed
                                           and                                and               Deprecia-  Con-    of     in latest
                         Encum-          Improve- Improve- Carrying        Improve-               tion   struc   Acqui- statement of
Description              brances  Land    ments    ments    Costs    Land    ments     Total(2)    (3)    tion   sition  operations
- -----------              -------  ----    -----    -----    -----    ----    -----     --------    ---    ----   ------  ----------
                                                                   (Amounts in thousands)
Alpha Business Center
   Bloomington,
   Minnesota              $   -  $3,199  $ 6,735 $ 1,034  $  (611)  $3,002  $ 7,355     $10,357  $2,156   1979     5/87   30-39 Yrs.

Plymouth Service Center
   Plymouth, Minnesota        -     475    2,306     276     (326)     419    2,312       2,731     634   1979     5/87   30-39 Yrs.

Westpoint Business Center
   Plymouth, Minnesota        -   1,166    5,987     622     (396)   1,102    6,277       7,379   1,813   1979     5/87   30-39 Yrs.
                          -----  ------  -------  ------  -------   ------  -------     -------  ------

TOTAL                     $   -  $4,840  $15,028  $1,932  $(1,333)  $4,523  $15,944     $20,467  $4,603
                          =====  ======  =======  ======  =======   ======  =======     =======  ======


                            See accompanying notes.


                                                                   SCHEDULE III


                   MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


NOTES:

(1)    The aggregate cost for Federal income tax purposes is $21,800,000.

(2)    Balance, January 1, 1993                                   $  19,345,000
       Improvements capitalized subsequent to acquisition               309,000
                                                                  -------------
       Balance, December 31, 1993                                    19,654,000
       Improvements capitalized subsequent to acquisition               560,000
                                                                  -------------
       Balance, December 31, 1994                                    20,214,000
       Improvements capitalized subsequent to acquisition               253,000
                                                                  -------------
       Balance, December 31, 1995                                 $  20,467,000
                                                                  =============

(3)    Balance, January 1, 1993                                   $   2,794,000
       Additions charged to expense                                     592,000
                                                                  -------------
       Balance, December 31, 1993                                     3,386,000
       Additions charged to expense                                     613,000
                                                                  -------------
       Balance, December 31, 1994                                     3,999,000
       Additions charged to expense                                     604,000
                                                                  -------------
       Balance, December 31, 1995                                 $   4,603,000
                                                                  =============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.



                                 PART III

Item 10.   Directors and Executive Officers of the Registrant.

         Neither the Registrant nor Fox Partners V ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                         Has served as a
                                                         Director and/or
                                                         Officer of the Managing

Name                       Positions Held                General Partner since

William H. Jarrard, Jr.    President and Director        January 1996

Ronald Uretta              Vice President and            January 1996
                              Treasurer

John K. Lines, Esquire     Vice President,               January 1996
                              Secretary and Director

Thomas R. Shuler           Director                      January 1996

Kelley M. Buechler         Assistant Secretary           January 1996



         William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

         Kelley M. Buechler, age 38, has been the Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

         No family relationships exist among any of the officers or directors of the Managing General Partner.

         Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.


Item 11. Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The Registrant is a limited partnership and has no officers or directors. The Managing General Partner, as managing general partner of Fox, has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group do not own any of the Registrant's voting securities.

         There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant.

         There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions.

         In accordance with the Registrant's partnership agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Partnership. On January 1, 1993, Metric Management, Inc. ("MMI"), a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity II commenced providing certain property management services. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:


                                         1995        1994        1993
                                      ---------   ----------   --------

  Property management fees            $ 104,000   $   81,000   $      -
  Partnership management fees           111,000      111,000    111,000
  Real estate tax reduction fees         88,000       10,000          -
  Reimbursement of operational expenses:
    Partnership accounting and
    investor services                    96,000       88,000          -
    Professional services                     -        7,000          -
                                       --------------------------------
  Total                               $ 399,000   $  297,000   $111,000
                                      =================================

         Property management fees and real estate tax reduction fees are included in operating expenses. Partnership management fees and reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $74,000 of insurance premiums, which were paid to an affiliate of NPI under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

         In accordance with the Registrant's partnership agreement, the general partner was allocated its two percent continuing interest in the Registrant's net loss and taxable loss. The partnership management fee and partnership management incentive are limited by the partnership agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee. In each of the years ended December 31, 1995, 1994 and 1993, the general partners received $43,000 of cash distributions, which were equal to 2 percent of cash distributions to Promissory Note holders.



                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2) Consolidated Financial Statements and Consolidated Financial Statement Schedules:

              See Item 8 of this Form 10-K for Consolidated Financial Statements of the Registrant, Notes thereto, and Consolidated Financial Statement Schedules. (A Table of Contents to Consolidated Financial Statements and Consolidated Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)    Exhibits:

              2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the
   Registrant's Current Report on Form 8-K dated
   August 17, 1995.

              3.4. Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated July 1, 1985 and thereafter supplemented contained in the Registrant's Registration Statement on Form S-11
   (Reg. No. 2-96389)

              16. Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit
   10 to the Registrant's Current Report on Form 8-K dated
   April 22, 1994.

(b)        Reports on Form 8-K:

                           None


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 1996.

                          CENTURY PENSION INCOME FUND XXIII

                          By:  Fox Partners V
                               Its General Partner

                               By:  Fox Capital Management Corporation
                                    A General Partner


                                    By:  William H. Jarrard, Jr.
                                         William H. Jarrard, Jr.
                                         President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William H. Jarrard, Jr.  President and           March 28, 1996
- ---------------------------  Director
William H. Jarrard, Jr.

/s/ Ronald Uretta            Principal Financial     March 28, 1996
- -----------------            Officer and Principal
Ronald Uretta                Accounting Officer

/s/ John K. Lines            Director                March 28, 1996
- -----------------
John K. Lines



                                 Exhibit Index


Exhibit                                                           Page


2.    NPI, Inc. Stock Purchase Agreement, dated as of             (1)
      August 17, 1995,

3.4      Agreement of Limited Partnership                         (2)

16       Letter from the Registrant's former Independent          (3)
         Auditor dated April 27, 1994



- --------------------------

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated July 1, 1985 and thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-96389).

(3) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.