Form 10-Q
period 1996-03-31
CENTURY PENSION INCOME FUND XXIII
filed 1996-05-15
CIK 764543

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period.........to.........
            (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93.)

                         Commission file number 0-14528



                        CENTURY PENSION INCOME FUND XXIII
             (Exact name of registrant as specified in its charter)



          California                                           94-2963120
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                     29615
(Address of principal executive offices)                        (Zip Code)


                  Registrant's telephone number (864) 239-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                      CENTURY PENSION INCOME FUND XXIII

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                     March 31,      December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
 Assets
      Cash and cash equivalents                       $  6,425         $  6,378
      Restricted cash                                       --              158
      Other assets                                       1,379              894
      Mortgage loans receivable, net                     1,137            1,137
      Deferred sales commissions, net                      758              823
      Deferred organization expenses, net                  451              489
      Deferred costs, net                                  835              857

      Investment properties:
         Land                                           18,436           18,436
         Buildings and related personal                 68,404           68,076
                                                        86,840           86,512
         Less accumulated depreciation                 (19,737)         (19,094)
                                                        67,103           67,418

                                                      $ 78,088         $ 78,154
 Liabilities and Partners' Deficit
 Liabilities
      Accrued expenses and other liabilities          $  1,217         $    738
      Accrued interest - notes payable                     784              714
      Notes payable                                     16,956           16,956
      Non-recourse promissory notes:
            Principal                                   41,939           41,939
            Deferred interest payable                   30,260           30,092

      Minority interest in consolidated
            joint ventures                               7,485            7,383

 Partners' Deficit
   General partner                                      (2,127)          (2,089)
   Limited partners (95,789 units issued and
     outstanding at March 31, 1996 and
     December 31, 1995)                                (18,426)         (17,579)
                                                       (20,553)         (19,668)

                                                      $ 78,088         $ 78,154


  Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Accompanying Notes to Consolidated Financial Statements

b)                      CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                          Three Months Ended
                                                               March 31,
                                                          1996           1995
 Revenues:
    Rental                                                $ 2,862        $ 2,928
    Interest income on mortgage loans                          20             20
    Interest income                                           112             66

       Total revenues                                       2,994          3,014

 Expenses:
    Interest to promissory note holders                     1,216          1,216
    Amortization                                              166            169
    Operating                                               1,042            996
    Depreciation                                              643            629
    Interest                                                  432            408
    General and administrative                                295            256
    Provision for impairment of value                          --            978

       Total expenses                                       3,794          4,652

 Loss before minority interest in joint
       ventures' operations                                  (800)        (1,638)

 Minority interest in joint ventures                          (64)           (96)

 Net loss                                                 $  (864)       $(1,734)

 Net loss allocated to general partners                   $   (17)       $   (35)
 Net loss allocated to limited partners                      (847)        (1,699)

                                                          $  (864)       $(1,725)

 Net loss per Limited Partner Unit                        $ (8.84)       $(17.74)


           See Accompanying Notes to Consolidated Financial Statements


c)                      CENTURY PENSION INCOME FUND XXIII

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)




                                  Limited
                                Partnership     General        Limited
                                   Units        Partners'      Partners'       Total
Original capital contributions      95,789       $   958      $  47,894      $  48,852

Partners' deficit
  at December 31, 1995              95,789       $(2,089)     $ (17,579)     $ (19,668)

Distributions                           --           (21)            --            (21)

Net loss for the three
  months ended March 31, 1996           --           (17)          (847)          (864)

Partners' deficit
  at March 31, 1996                 95,789       $(2,127)     $ (18,426)     $ (20,553)

           See Accompanying Notes to Consolidated Financial Statements


d)                      CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                Three Months Ended
                                                                     March 31,
                                                                1996         1995
Operating activities:
  Net loss                                                      $  (864)    $ (1,734)
  Adjustments to reconcile net loss to cash
    provided by operating activities:
      Depreciation                                                  643          629
      Amortization                                                  166          169
      Provision for impairment of value                              --          978
      Minority interest in joint ventures                            64           96
      Deferred interest added to note payable principal              70            5
      Deferred costs paid                                            --          (43)
      Deferred interest on non-recourse promissory notes            692          692
      Change in accounts:
        Receivables and other assets                               (526)         340
        Accrued expenses and other liabilities                      (45)        (123)

               Net cash provided by
                     operating activities                           200        1,009

Investing activities:
Property replacements and improvements                             (328)        (114)
Restricted cash                                                     158           26

               Net cash used in investing activities               (170)         (88)

Financing activities:
Contribution from minority interest in joint venture                 38           --
Cash distribution to general partner                                (21)         (21)

               Net cash provided by (used in)
                     financing activities                            17          (21)

Increase in cash and cash equivalents                                47          900

Cash and cash equivalents at beginning of period                  6,378        5,202

Cash and cash equivalents at end of period                      $ 6,425      $ 6,102

Supplemental disclosure of cash flow information:
 Cash paid for interest - notes payable                         $   164      $   400
 Cash paid for interest - non-recourse promissory notes         $ 1,048      $ 1,048

Supplemental Disclosure of non-cash investing and
   financing activities:
Deferred interest added to note payable principal               $    --      $     3

           See Accompanying Notes to Consolidated Financial Statements


e)                      CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Income Fund XXIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investment II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI Inc."), and affiliates were charged to expense in 1996 and 1995:


                                                        For the Three Months Ended
                                                                 March 31,
                                                            1996           1995
                                                              (in thousands)
Property management fees (included in operating
   expense)                                                  $ 19           $ 25
Reimbursement for services of affiliates (included
   in general and administrative expenses)                     41             24
Services relating to successful real estate tax
   appeals (included in operating expenses)                    --             16
Partnership management fee (included in general
   and administrative expenses)                                55             55


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

An affiliate of the general partner is entitled to receive a partnership management fee in an amount equal to 10 percent of cash available for distribution before interest payments to the Promissory Note Holders.

The general partner received cash distributions totaling $21,000 which is equal to 2 percent of interest paid to Promissory Note holders, during the three month periods ended March 31, 1996 and 1995.

The general partner of the Partnership is Fox Partners V, a California general partnership, whose general partners are Fox Capital Management Corporation ("FCMC"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership.

On December 6, 1993, the shareholders of the FCMC entered into a Voting Trust Agreement with NPI Equity II pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of FCMC and NPI Equity II became the Managing General Partner of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI, Inc. The shareholders of FCMC and the partners in FRI retained indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell to IFGP corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued and outstanding common stock of NPI, Inc., for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, Inc. and the Managing General partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

Note C - Subsequent Event

The Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet, leaving the property approximately 25% physically occupied. Effective March 1, 1996, the Partnership ceased making debt service payments and does not intend to make any future payments as the value of Sunnymead is less than the debt. At March 31, 1996, the note had a principal balance of approximately $10,100,000 with accrued interest of approximately $675,000. The lender has notified the Partnership of its intent to foreclose on the property. The Partnership does not plan to challenge the foreclosure proceedings, which are expected to be concluded during the three months ended September 30, 1996. The property was placed in receivership on May 1, 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex, three business parks and three shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Registrant and an affiliated partnership. The following table sets forth the average occupancy for the three months ended March 31, 1996 and 1995:


                                                        Average
                                                       Occupancy
 Property                                            1996     1995

 Commerce Plaza                                      92%      100%
    Tampa, Florida

 Regency Centre                                      99%       99%
    Lexington, Kentucky

 Highland Park Commerce
    Center - Phase III                               97%       92%
    Charlotte, North Carolina

 Interrich Plaza                                     64%       98%
    Richardson, Texas

 Centre Stage
    Shopping Center                                  96%       96%
    Norcross, Georgia

 Sunnymead Towne Center (1)                          83%       91%
    Moreno Valley, California

 The Enclaves                                        95%       96%
    Atlanta, Georgia

 Coral Palm Plaza Joint Venture:

 Coral Palm Plaza                                    76%       68%
    Coral Springs, Florida

 Minneapolis Business Parks
    Joint Venture:

 Alpha Business Center                               93%       95%
    Bloomington, Minnesota

 Plymouth Service Center                            100%      100%
    Plymouth, Minnesota

 Westpoint Business Center                           96%       91%
    Plymouth, Minnesota

(1) Vacated tenant, which previously occupied 98,000 square feet, continues to make lease payments. Property is physically 25 percent occupied at March 31, 1996.


Occupancy at Commerce Plaza declined due to a major tenant's reduction of its leased space during the second quarter of 1995. Occupancy at Interrich Plaza declined due to a major tenant vacating its space during the second quarter of 1995. Occupancy at Coral Palm Plaza increased due to the Partnership's ability to re-lease space vacated by a lease buyout from a major tenant in December 1994. Occupancy at Sunnymead Town Center has decreased due to tenants vacating their space and poor economic conditions in the local area. Occupancy at Westpoint Business Center increased due to the execution of new leases and lease renewals during the second quarter of 1995. Occupancy at Highland Park Commerce Center increased due to the execution of new leases and lease renewals during the third quarter of 1995.

The Partnership's net loss for the three months ended March 31, 1996, was approximately $864,000 versus a net loss of approximately $1,734,000 for the same period of 1995. The decrease in the net loss is attributable to an increase in interest income and a decrease in the provision for impairment of value expense. The increase in interest income is due to an increase in cash reserves as compared to the first quarter of 1995. The provision for impairment of value expense decreased due to the write-down in the three months ended March 31, 1995. Partially offsetting the decrease in net loss was an increase in general and administrative expense due to increased costs associated with the operation of two partnership administration offices and the relocation of the partnership administration offices during the three months ended March 31, 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $6,425,000 as compared to $6,102,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of the increase in receivables and other assets. Receivables and other assets increased due to an increase in tenant reimbursements, receivables and tax escrows. Net cash used in investing activities increased due to increased property replacements and improvements. Net cash provided by financing activities increased due to a contribution from the minority interest in the joint venture.

The Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet, leaving the property approximately 25% physically occupied. Effective March 1, 1996, the Partnership ceased making debt service payments and does not intend to make any future payments as the value of Sunnymead is less than the debt. At March 31, 1996, the note had a principal balance of approximately $10,100,000 with accrued interest of approximately $675,000. The lender has notified the Partnership of its intent to foreclose on the property. The Partnership does not plan to challenge the foreclosure proceedings, which are expected to be concluded during the three months ended September 30, 1996. The property was placed in receivership on May 1, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $6,856,000, excluding the Sunnymead indebtedness, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of $72,199,000, including deferred interest of $30,260,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. Cash distributions totaling approximately $21,000, which were equal to 2 percent of interest paid to Promissory Note holders, were paid to the general partner during the three months ended March 31, 1996 and 1995. At this time it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital.


                        PART II - OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)       Reports on Form 8-K:

               A Form 8-K dated January 19, 1996, was filed reporting the change in control of the registrant.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CENTURY PENSION INCOME FUND XXIII,
                                 A California Limited Partnership





                                 By:   FOX PARTNERS V
                                       Its General Partner




                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       A General Partner



                                       /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                       /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date:  May 15, 1996