Form 10-Q
period 1996-06-30
CENTURY PENSION INCOME FUND XXIII
filed 1996-08-14
CIK 764543

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


                  For the quarterly period ended June 30, 1996

                                       or

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

    One Insignia Financial Plaza
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




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                      CENTURY PENSION INCOME FUND XXIII

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                     June 30,       December 31,
                                                       1996             1995
                                                    (Unaudited)        (Note)
 Assets
      Cash and cash equivalents                     $    7,404       $    6,378
      Restricted cash                                       --              158
      Other assets                                       1,308              894
      Mortgage loans receivable, net                     1,137            1,137
      Deferred sales commissions, net                      693              823
      Deferred organization expenses, net                  412              489
      Deferred leasing commissions, net                    838              857
      Investment properties:
         Land                                           18,165           18,165
         Buildings and related personal                 68,857           68,347
                                                        87,022           86,512
         Less accumulated depreciation                 (20,309)         (19,094)
                                                        66,713           67,418

                                                    $   78,505       $   78,154
 Liabilities and Partners' Deficit
 Liabilities
      Accrued expenses and other liabilities        $    1,207       $      738
      Accrued interest - notes payable                   1,017              714
      Notes payable                                     16,956           16,956
      Non-recourse promissory notes:
            Principal                                   41,939           41,939
            Deferred interest payable                   31,476           30,092

      Minority interest in consolidated
            joint ventures                               7,576            7,383

 Partners' Deficit
   General partner                                      (2,150)          (2,089)
   Limited partners (95,789 units issued and
     outstanding at June 30, 1996 and
     December 31, 1995)                                (19,516)         (17,579)
                                                       (21,666)         (19,668)

                                                    $   78,505       $   78,154


  Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Accompanying Notes to Consolidated Financial Statements

b)                      CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                     1996           1995           1996           1995
 Revenues:
   Rental income                 $    2,691       $   2,719    $    5,527      $   5,609
   Interest income on mortgage
          loans                          21              21            41             41
   Other income                         133             643           271            756
          Total revenues              2,845           3,383         5,839          6,406

 Expenses:
   Interest to promissory note
          holders                     1,215           1,215         2,431          2,431
   Amortization                         171             164           337            333
   Operating                          1,224           1,146         2,266          2,183
   Depreciation                         572             652         1,215          1,281
   Interest                             433             419           865            827
   General and administrative           251             173           546            397
   Loss on satisfaction of
     mortgage of loan
       receivable                        --              --            --            978
   Total expenses                     3,866           3,769         7,660          8,430

 Loss before minority
   interest in joint ventures'
          operations                 (1,021)           (386)       (1,821)        (2,024)
 Minority interest in joint
   ventures                             (92)           (237)         (156)          (333)
 Net loss                        $   (1,113)      $    (623)    $  (1,977)     $  (2,357)
 Net loss allocated to
   general partners 2%           $      (22)      $     (12)    $     (40)     $     (47)
 Net loss allocated to
   limited partners 98%              (1,091)           (611)       (1,937)        (2,310)
                                 $   (1,113)      $    (623)    $  (1,977)     $  (2,357)
 Net loss per Limited
   Partnership Unit              $   (11.39)      $   (6.37)    $  (20.23)     $  (24.11)

           See Accompanying Notes to Consolidated Financial Statements


c)                      CENTURY PENSION INCOME FUND XXIII

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited
                                   Units        Partner's      Partners'       Total
Original capital contributions      95,789    $      977     $   47,894    $    48,852

Partners' deficit
  at December 31, 1995              95,789    $   (2,089)    $  (17,579)   $   (19,668)

Distributions                           --           (21)            --            (21)

Net loss for the six
  months ended June 30, 1996            --           (40)        (1,937)        (1,977)

Partners' deficit
  at June 30, 1996                  95,789    $   (2,150)    $  (19,516)    $  (21,666)

           See Accompanying Notes to Consolidated Financial Statements

d)                      CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Six Months Ended
                                                                     June 30,
                                                                1996         1995
Operating activities:
  Net loss                                                   $   (1,977)   $  (2,357)
  Adjustments to reconcile net loss to cash
    provided by operating activities:
      Depreciation and amortization                               1,552        1,614
      Loss on satisfaction of mortgage loan receivable               --          978
      Minority interest in joint ventures                           156          333
      Deferred interest added to note payable principal              --            6
      Deferred costs paid                                          (111)        (156)
      Deferred interest on non-recourse promissory notes          1,384        1,383
      Change in accounts:
        Receivables and other assets                               (414)         185
        Accrued expenses and other liabilities                      469          174
        Accrued interest - notes payable                            303           --

               Net cash provided by
                     operating activities                         1,362        2,160

Investing activities:
Property replacements and improvements                             (511)        (358)
Restricted cash                                                     158            3
Cost of real estate acquired through foreclosure                     --       (1,114)
Proceeds from satisfaction of mortgage loan receivable               --        1,007
               Net cash used in investing activities               (353)        (462)

Financing activities:
Joint venture partner contributions                                  38           --
Joint venture partner distributions                                  --         (573)
Cash distribution to general partner                                (21)         (21)

               Net cash provided by (used in)
                     financing activities                            17         (594)

Increase in cash and cash equivalents                             1,026        1,104

Cash and cash equivalents at beginning of period                  6,378        5,202

Cash and cash equivalents at end of period                    $   7,404    $   6,306

Supplemental disclosure of cash flow information:
 Cash paid for interest - notes payable                       $     562    $     820
 Cash paid for interest - non-recourse promissory notes       $   1,048    $   1,048

Supplemental Disclosure of non-cash investing and
   financing activities:
Deferred interest added to note payable principal             $      --    $       3

           See Accompanying Notes to Consolidated Financial Statements


e)                      CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

The accompanying unaudited financial statements of Century Properties Income Fund XXIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc., and affiliates were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                  June 30,
                                                            1996           1995
                                                              (in thousands)
Property management fees (included in operating
   expense)                                                  $ 58           $ 51
Reimbursement for services of affiliates (included
   in general and administrative expenses)                    148             52
Services relating to successful real estate tax
   appeals (included in operating expenses)                    --             16
Partnership management fee (included in general
   and administrative expenses)                                55             55

For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

The general partner of the Partnership is Fox Partners V, a California general partnership, whose general partners are FCMC, a California corporation and Fox Realty Investors ("FRI"), a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

Note C - Sunnymead Towne Shopping Center

The Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet, leaving the property approximately 25% physically occupied. Effective March 1, 1996, the Partnership ceased making debt service payments and does not intend to make any future payments as the value of Sunnymead is less than the debt. At June 30, 1996, the note had a principal balance of approximately $10,100,000 with accrued interest of approximately $900,000. The lender has notified the Partnership of its intent to foreclose on the property. The Partnership does not plan to challenge the foreclosure proceedings, which are expected to be concluded during the third quarter of 1996. The property was placed in receivership on May 1, 1996. In 1995, a $2,900,000 provision for impairment of value was recorded on the Sunnymead property. The Partnership determined that, based on economic conditions at the time, as well as projected future operational cash flows, the decline in value was other than temporary, and recovery of the carrying value was not likely. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value.

Note D - Loss on Satisfaction of Mortgage Loan Receivable on In-Substance
         Foreclosure Property

On April 28, 1995, the Partnership received $1,007,000 in full satisfaction of its mortgage loan receivable on the Warren, Michigan property. The property had been classified as an in-substance foreclosure property. The Partnership accepted the discounted settlement because it determined that, based upon projected future operational cash flow of the property and the cost of litigation, it appeared likely that a substantial portion of contractual obligations would not be collected.

The Partnership recorded a $978,000 loss on satisfaction of a mortgage loan receivable at June 30, 1995. A $1,850,000 provision for doubtful mortgage loan and interest receivable had previously been recorded in 1992.

Note E - Other Income

The Partnership accepted a lease buy-out of $800,000 in December 1994 from a significant tenant that had occupied 27,000 square feet at Coral Palm Plaza which was received in 1995. During June 1995, management re-leased 20,000 square feet of the unoccupied space, on similar terms, and recognized a portion of the lease buy-out in the amount of $517,000. The remaining portion was deferred and recognized as rental income in September 1995 when the remaining 7,000 square feet was re-leased on similar terms.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex, four business parks and three shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average occupancy for the six months ended June 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                            1996     1995

 Commerce Plaza                                      96%       96%
    Tampa, Florida

 Regency Centre                                      97%       99%
    Lexington, Kentucky

 Highland Park Commerce
    Center - Phase II                                95%       92%
    Charlotte, North Carolina

 Interrich Plaza                                     64%       87%
    Richardson, Texas

 Centre Stage
    Shopping Center                                  98%       97%
    Norcross, Georgia

 Sunnymead Towne Center (1)                          82%       91%
    Moreno Valley, California

 The Enclaves                                        96%       96%
    Atlanta, Georgia

 Medtronics (2)                                     100%      100%
    Irvine, California

 Coral Palm Plaza Joint Venture:

 Coral Palm Plaza                                    74%       67%
    Coral Springs, Florida

 Minneapolis Business Parks
    Joint Venture:

 Alpha Business Center                               92%       95%
    Bloomington, Minnesota

 Plymouth Service Center                            100%      100%
    Plymouth, Minnesota

 Westpoint Business Center                           96%       91%
    Plymouth, Minnesota

(1)  Vacated tenant, which previously occupied 98,000 square feet, continues to
     make   lease payments.  Property is physically 25 percent occupied at June
     30, 1996.

(2) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable in April 1995.

Occupancy at Interrich Plaza declined due to a major tenant vacating its space during the second quarter of 1995. Occupancy at Coral Palm Plaza increased due to the Partnership's ability to re-lease space vacated by a lease buyout from a major tenant in 1994. Partially offsetting this increase in occupancy at Coral Palm was the October 1995 lease buy-out and termination agreement with another tenant. The $300,000 termination payment has been deferred and is being amortized into income on a straight-line basis over the remainder of the former tenant's lease until the related, unoccupied space is leased again. Occupancy at Sunnymead Towne Center has decreased due to tenants vacating their space and poor economic conditions in the local area. Occupancy at Westpoint Business Center increased due to the execution of new leases and lease renewals during the second quarter of 1995. Occupancy at Highland Park Commerce Center increased due to the execution of new leases and lease renewals during the third quarter of 1995.

The Partnership's net loss for the six months ended June 30, 1996, was approximately $1,977,000, of which $1,113,000 was recorded in the second quarter versus net losses of approximately $2,357,000 and $623,000 for the same periods of 1995. The decrease in the net loss is attributable to the loss on satisfaction of mortgage loan receivable of $978,000 recognized in 1995 as discussed in "Item 1. Financial Statements-Note D". Interest income on reserves, which is included in other income, increased in 1996 due to an increase in cash reserves as compared to the first six months of 1995.
Partially offsetting the decrease in net loss was a decrease in other income and an increase in general and administrative expense. The decrease in other income in 1996 is the result of a lease buyout fee of $517,000 recognized in 1995 as discussed in "Item 1. Financial Statements-Note E". The increase in general and administrative expenses was due to increased costs associated with the transition of the partnership administration offices during the six months ended June 30, 1996.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At June 30, 1996, the Partnership had unrestricted cash of $7,404,000 as compared to $6,306,000 at June 30, 1995. Net cash provided by operating activities decreased primarily as a result of the increase in receivables and other assets. Receivables and other assets increased due to an increase in accounts receivable, and tax escrows. Net cash used in investing activities decreased due to a decrease in restricted cash which was offset by increased property replacements and improvements. Net cash provided by financing activities increased due to a contribution from the minority interest in the joint venture during the first quarter of 1996 versus the distribution to the joint venture partner in 1995.

The Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet leaving the property approximately 25% physically occupied. Effective March 1, 1996, the Partnership ceased making debt service payments and does not intend to make any future payments as the value of Sunnymead is less than the debt. At June 30, 1996, the note had a principal balance of approximately $10,100,000 with accrued interest of approximately $900,000. The lender has notified the Partnership of its intent to foreclose on the property. The Partnership does not plan to challenge the foreclosure proceedings which are expected to be concluded during the third quarter of 1996. In 1995, the Partnership recorded a provision for impairment of value of $2,900,000. The Partnership estimates an extraordinary gain on extinguishment of debt of approximately $11,000,000 and a loss on foreclosure of approximately $6,000,000. The property was placed in receivership on May 1, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $6,856,000, excluding the Sunnymead indebtedness, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of $73,415,000, including deferred interest of $31,476,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. Cash distributions totaling approximately $21,000, which were equal to 2 percent of interest paid to Promissory Note holders, were paid to the general partner during the six months ended June 30, 1996 and 1995. At this time it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital.

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

      b)       Reports on Form 8-K:  None filed during the quarter ended June
               30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CENTURY PENSION INCOME FUND XXIII,
                                 A California Limited Partnership


                                 By:   FOX PARTNERS V,
                                       its General Partner


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       a General Partner


                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: August 14, 1996