Form 10-Q
period 1996-09-30
CENTURY PENSION INCOME FUND XXIII
filed 1996-11-07
CIK 764543

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 312905, eff. 4/26/93.)

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1996

                                      or

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


                                 (864) 239-1000
                       (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                    CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)


                                                   September 30,    December 31,
                                                       1996            1995
                                                    (Unaudited)       (Note)

Assets
  Cash and cash equivalents                        $    7,289       $    6,378
  Restricted cash                                         220              158
  Other assets                                          1,620              894
  Mortgage loan receivable                              1,137            1,137
  Deferred charges                                      1,768            2,169
  Investment properties:
     Land                                              18,165           18,165
     Buildings and related personal property           68,975           68,347
                                                       87,140           86,512
     Less accumulated depreciation                    (20,913)         (19,094)
                                                       66,227           67,418
                                                   $   78,261       $   78,154

Liabilities and Partners' Deficit

Liabilities
  Accrued expenses and other liabilities           $    1,438       $      738
  Accrued interest - promissory notes                     524            1,048
  Deferred interest - notes payable                     1,265              714
  Notes payable                                        16,956           16,956
  Non-recourse promissory notes:
     Principal                                         41,939           41,939
     Deferred interest payable                         31,119           29,044

Minority interest in consolidated
 joint ventures                                         7,703            7,383

Partners' Deficit
  General partner's                                    (2,191)          (2,089)
  Limited partners' (95,789 units issued and
    outstanding at September 30, 1996 and
    December 31, 1995)                                (20,492)         (17,579)
                                                      (22,683)         (19,668)
                                                   $   78,261       $   78,154


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


            See Accompanying Notes to Consolidated Financial Statements

b)                        CENTURY PENSION INCOME FUND XXIII

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                      1996         1995        1996         1995
Revenues:
 Rental income                    $   2,826    $  2,727    $    8,353  $   8,336
 Interest income on mortgage
   loan                                  20          20            61         61
 Other income                           165         432           436      1,188
     Total revenues                   3,011       3,179         8,850      9,585

Expenses:
 Interest to promissory note
   holders                            1,216       1,216         3,647      3,647
 Amortization                           107         105           314        314
 Operating                            1,206       1,328         3,602      3,635
 Depreciation                           603         640         1,818      1,921
 Interest                               446         461         1,311      1,288
 General and administrative             301         222           847        619
 Loss on satisfaction of
   mortgage loan receivable              --          --            --        978
       Total expenses                 3,879       3,972        11,539     12,402

Loss before minority
 interest in joint
 ventures' operations                  (868)       (793)       (2,689)    (2,817)
Minority interest in joint
  ventures' operations                 (127)       (148)         (283)      (481)

Net loss                          $    (995)  $    (941)   $   (2,972) $  (3,298)

Net loss allocated to
  general partner (2%)            $     (20)  $     (19)   $      (59) $     (66)
Net loss allocated to
  limited partner (98%)                (975)       (922)       (2,913)    (3,232)
                                  $    (995)  $    (941)   $   (2,972) $  (3,298)
Net loss per limited
  partnership unit                $  (10.18)  $   (9.63)   $   (30.41) $  (33.74)

             See Accompanying Notes to Consolidated Financial Statements

c)                        CENTURY PENSION INCOME FUND XXIII

                      STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                      Limited
                                    Partnership    General      Limited
                                        Units     Partner's    Partners'      Total
Original capital contributions         95,789    $      977   $   47,894   $    48,852

Partners' deficit
 at December 31, 1995                  95,789    $   (2,089)  $  (17,579) $   (19,668)

Distributions to general partner           --           (43)          --          (43)

Net loss for the nine months
 ended September 30, 1996                  --           (59)      (2,913)      (2,972)

Partners' deficit
 at September 30, 1996                 95,789    $   (2,191)  $  (20,492)   $ (22,683)

             See Accompanying Notes to Consolidated Financial Statements

d)                        CENTURY PENSION INCOME FUND XXIII

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   1996          1995
Cash flows from operating activities:
 Net loss                                                     $   (2,972)    $  (3,298)
 Adjustments to reconcile net loss to cash
   provided by operating activities:
   Depreciation and amortization                                   2,321         2,423
   Loss on satisfaction of mortgage loan receivable                   --           978
   Minority interest in joint ventures' operations                   283           481
   Deferred interest added to note payable principal                  --             6
   Deferred interest on non-recourse promissory notes              2,075         2,075
   Change in accounts:
     Restricted cash                                                 (62)          (20)
     Other assets                                                   (726)           --
     Deferred costs                                                 (102)         (205)
     Deferred interest, accrued expenses and
        other liabilities                                          1,251           353
     Accrued interest - promissory notes                            (524)         (524)
        Net cash provided by operating activities                  1,544         2,269

Cash flows from investing activities:
 Property replacements and improvements                             (628)         (635)
 Cost of real estate acquired through foreclosure                     --        (1,114)
 Proceeds from satisfaction of mortgage loan receivable               --         1,007

        Net cash used in investing activities                       (628)         (742)

Cash flows from financing activities:
 Joint venture partner contributions                                  38            --
 Joint venture partner distributions                                  --          (574)
 Cash distributions to general partner                               (43)          (43)

        Net cash used in financing activities                         (5)         (617)

Net increase in cash and cash equivalents                            911           910

Cash and cash equivalents at beginning of period                   6,378         5,202

Cash and cash equivalents at end of period                    $    7,289     $   6,112

Supplemental disclosure of cash flow information:
  Cash paid for interest - notes payable                      $      761     $   1,231
  Cash paid for interest - non-recourse promissory notes      $    2,097     $   2,097

Supplemental disclosure of non-cash investing and
  financing activities:
  Deferred interest added to note payable principal           $       --     $       3
  Mortgage loan receivable reclassified to real estate        $       --     $     612

          See Accompanying Notes to Consolidated Financial Statements

e)                       CENTURY PENSION INCOME FUND XXIII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

The general partner of the Partnership is Fox Partners V, a California general partnership, whose general partners are FCMC and Fox Realty Investors ("FRI"), a California general partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                      For the Nine Months Ended
                                                             September 30,
                                                          1996            1995
                                                            (in thousands)
Property management fees (included in operating
  expense)                                              $   101            $ 77
Reimbursement for services of affiliates (included
  in general and administrative and operating
  expenses)                                                 183              72
Services relating to successful real estate tax
  appeals (included in operating expenses)                   --              16
Partnership management fee (included in general
  and administrative expenses)                              111             111


Affiliates of the Managing General Partner performed property management services for The Enclaves during 1995 and 1996. Effective May 1, 1996, an affiliate of Insignia began performing property management services for Coral Palm Plaza.

For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partner received cash distributions totaling $43,000 during the nine month periods ended September 30, 1996 and 1995.


NOTE C - SUNNYMEAD TOWNE SHOPPING CENTER

The Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet, leaving the property approximately 25% physically occupied. Effective March 1, 1996, the Partnership ceased making debt service payments and does not intend to make any future payments as the value of Sunnymead is estimated at less than the debt. At September 30, 1996, the note had a principal balance of approximately $10,100,000 with accrued interest of approximately $1,140,000. The lender has notified the Partnership of its intent to foreclose on the property. The Managing General Partner does not plan to challenge the foreclosure proceedings which are expected to be concluded during the fourth quarter of 1996. The Partnership estimates that upon the foreclosure of Sunnymead the Partnership will record a net gain of approximately $5,000,000 (approximately $51 per limited partner unit). The property was placed in receivership on May 1, 1996. In 1995, a $2,900,000 provision for impairment of value was recorded on the Sunnymead property. The Partnership determined that, based on economic conditions at the time, as well as projected future operational cash flows, the decline in value was other than temporary, and recovery of the carrying value was not likely. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value.

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

The Partnership recorded a $978,000 loss on satisfaction of a mortgage loan receivable in 1995. A $1,850,000 provision for doubtful mortgage loan and interest receivable had previously been recorded in 1992.

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

NOTE F - MORTGAGE LOANS RECEIVABLE

The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable, which were cross collateralized and in default in 1995. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994, and in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through deed in lieu of foreclosure and satisfied the existing first mortgagee encumbering the property in the principal amount (including expenses) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000, has been reclassified as real estate at September 30, 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 1, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt.

On June 20, 1995, the Partnership received a notice from the first mortgagee on 1726 M Street, indicating that they expect to foreclose on this property. On July 31, 1995, the Partnership lost its second mortgage interest in this property. In 1992, the Partnership fully reserved for this contingency.

NOTE G - RESTRICTED CASH

Restricted cash at September 30, 1996 and 1995 represents cash maintained at Sunnymead Towne Center. At September 30, 1996, the property was in receivership (see "Note C"), and at September 30, 1995, the cash was restricted as to its use pursuant to a court approval reorganization plan and the modified note agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex, four business parks and three shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy for the nine months ended September 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
Property                                             1996     1995

Commerce Plaza                                       96%       94%
  Tampa, Florida

Regency Centre                                       96%       99%
  Lexington, Kentucky

Highland Park Commerce                               95%       92%
  Center - Phase II
  Charlotte, North Carolina

Interrich Plaza                                      64%       78%
  Richardson, Texas

Centre Stage                                         99%       97%
  Shopping Center
  Norcross, Georgia

Sunnymead Towne Center                               24%       91%
  Moreno Valley, California

The Enclaves                                         96%       96%
  Atlanta, Georgia

Medtronics (1)                                       100%     100%
  Irvine, California

Coral Palm Plaza Joint Venture:

Coral Palm Plaza                                     73%       73%
  Coral Springs, Florida

Minneapolis Business Parks
  Joint Venture:

Alpha Business Center                                93%       92%
  Bloomington, Minnesota

Plymouth Service Center                              99%       95%
  Plymouth, Minnesota

Westpoint Business Center                            97%       92%
  Plymouth, Minnesota


(1) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable in April 1995.

Occupancy at Interrich Plaza declined due to a major tenant vacating its space during the second quarter of 1995. Management currently is marketing the vacant space for a new tenant. Occupancy at Plymouth Service Center increased due to the move in of a new tenant occupying approximately 6% of the property during the fourth quarter of 1995. Occupancy at Westpoint Business Center increased due to the execution of leases for three new tenants during the fourth quarter of 1995. For a discussion of the change in occupancy at Sunnymead, see "Item 1. Financial Statements - Note C."

The Partnership's net loss for the nine months ended September 30, 1996, was approximately $2,972,000 of which $995,000 was recorded in the third quarter versus net losses of approximately $3,298,000 and $941,000 for the corresponding periods of 1995. The decrease in the net loss for the nine month period is primarily attributable to the loss on satisfaction of mortgage loan receivable of $978,000 recognized in 1995, as discussed in "Item 1. Financial Statements-Note D," which more than offset a decrease in revenue due to a lease buy-out at Coral Palm Plaza being recognized as income during the second and third quarters of 1995 (see "Item 1. Financial Statements-Note E" for a further discussion). General and administrative expenses during the three and nine month periods ending September 30, 1996, increased due to an increase in expense reimbursements. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At September 30, 1996, the Partnership had unrestricted cash of $7,289,000 compared to $6,112,000 at September 30, 1995. Net cash provided by operating activities decreased primarily as a result of the increase in other assets. Other assets increased primarily due to an increase in tax escrow account balances. Net cash used in investing activities decreased due to the satisfaction of the first mortgage encumbering the Irvine property as discussed in "Item 1. Financial Statements - Note F." Partially offsetting this pay off were proceeds from the satisfaction of a mortgage loan receivable being received in 1995. Net cash used in financing activities decreased due to a contribution from the minority interest in the joint venture during the first quarter of 1996 compared to distributions being paid to the joint venture partner in 1995.

The Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet leaving the property approximately 25% physically occupied. Based on current market conditions, the Partnership was unable to re-lease the vacant space at a rental rate sufficient to pay debt service and other operating expenses. Effective March 1, 1996, the Partnership ceased making debt service payments and does not intend to make any future payments as the value of Sunnymead is less than the debt. At September 30, 1996, the note had a principal balance of approximately $10,100,000 with accrued interest of approximately $1,140,000.
The lender has notified the Partnership of its intent to foreclose on the property. The Managing General Partner does not plan to challenge the foreclosure proceedings which are expected to be concluded during the fourth quarter of 1996. In 1995, the Partnership recorded a provision for impairment of value of $2,900,000 (see "Item 1. Financial Statements - Note C"). The Partnership estimates that upon the foreclosure of Sunnymead the Partnership will record a net gain of approximately $5,000,000 (approximately $51 per limited partner unit). The property was placed in receivership on May 1, 1996. The foreclosure of Sunnymead should not significantly impact the Partnership's liquidity since Sunnymead operated at approximately break even on a cash flow basis during 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $6,856,000, excluding the Sunnymead indebtedness, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of $73,058,000, including deferred interest of $31,119,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999, at which time the Partnership will have to extend the due dates of these notes, find replacement funding, or sell properties. Future cash distributions will depend on the levels of cash generated from operations and the availability of cash reserves. No cash distributions to the limited partners were made in 1995 or during the nine months ended September 30, 1996. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in the fourth quarter of 1996.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.




                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           CENTURY PENSION INCOME FUND XXIII
                           A California Limited Partnership


                           By:   FOX PARTNERS V,
                                 Its General Partner


                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Its Managing General Partner


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


                           Date: November 6, 1996