Form 10-K
period 1996-12-31
CENTURY PENSION INCOME FUND XXIII
filed 1997-03-28
CIK 764543

FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from        to

                          Commission file number 0-14528

                          CENTURY PENSION INCOME FUND XXIII
              (Exact name of registrant as specified in its charter)

               California                                 94-2963120
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                  29602
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code   (864)  239-1000

           Securities registered pursuant to Section 12(b) of the Act:
                                       None
           Securities registered pursuant to Section 12(g) of the Act:

               Individual Investor Units and Pension Investor Notes
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing. No market for the Individual Investor Units and Pension Investor Notes exists and therefore a market value for such Units or Notes cannot be determined.
                           DOCUMENTS INCORPORATED BY REFERENCE
                                          NONE.

                                           PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Pension Income Fund XXIII (the "Registrant" or the "Partnership") was organized in June 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners V, a California general partnership, is the general partner of the Partnership. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of Fox Partners V.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-96389), was declared effective by the Securities and Exchange Commission on July 1, 1985. The Partnership marketed its securities pursuant to its Prospectus dated July 1, 1985, which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

Beginning in July 1985 through December 1986, the Partnership offered $50,000,000 in Individual Investor Units and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). The Partnership sold Individual Investor Units and Pension Investor Notes of $47,894,500 and $41,939,000, respectively. The net proceeds of this offering were originally used to acquire interests in five business parks and two shopping centers and to fund eight mortgage loans. The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing properties, and invest in, service, and ultimately collect or dispose of mortgage loans on income-producing properties. The Partnership presently owns eight investment properties. These properties include one residential apartment complex, three shopping centers, three business parks, and an industrial building. The Partnership also owns joint venture interests in four other commercial properties. One joint venture with an affiliated partnership, in which the Partnership has a 66 2/3 percent interest, owns a shopping center. Another joint venture with an affiliated partnership, in which the Partnership has a 68 percent interest, owns three business parks. In addition, the Partnership still holds one mortgage loan receivable. See "Item 2, Description of Properties" for a description of the Partnership's properties.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services for the Partnership's residential investment property. Insignia Commercial Group, Inc., an affiliate of the Managing General Partner, provides day-to-day management services for Coral Palm Plaza. With respect to the Partnership's other commercial properties, management is performed by an unaffiliated third party management company.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its properties are located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Change in Control

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity") pursuant to which NPI Equity was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity became the managing partner of FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC. See "Item 10" for information on the directors and executive officers of the Partnership.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                            Date of
Property                    Purchase Type of Ownership (4)           Use


Commerce Plaza                3/86   Fee ownership           Business Park
 Tampa, Florida                                              83,000 sq. ft.

Regency Centre                5/86   Fee ownership           Shopping Center
 Lexington, Kentucky                                         124,000 sq. ft.

Highland Park Commerce        9/86   Fee ownership           Business Park
 Center Phase II                                             67,000 sq. ft.
  Charlotte, North Carolina

Interrich Plaza               4/88   Fee ownership           Business Park
 Richardson, Texas                                           53,000 sq. ft.

Centre Stage Shopping Center  1/90   Fee ownership           Shopping Center
  Norcross, Georgia                                          96,000 sq. ft.

The Enclaves                  4/91   Fee ownership subject   Apartment
 Atlanta, Georgia                    to a first mortgage     268 units

Sunnymead Towne Center        3/91   Fee ownership subject   Shopping Center
 Moreno Valley, California           to a first mortgage     173,000 sq. ft.

Medtronics (1)                4/95   Fee ownership           Industrial
 Irvine, California                                          Building
                                                             35,000 sq. ft.
CORAL PALM PLAZA JOINT
  VENTURE

Coral Palm Plaza (2)          1/87   Joint venture interest  Shopping Center
 Coral Springs, Florida                                      135,000 sq. ft.

MINNEAPOLIS BUSINESS PARKS
JOINT VENTURE

Alpha Business Center (3)     5/87   Joint venture interest  Business Park
 Bloomington, Minnesota                                      172,000 sq. ft.

Plymouth Service Center (3)   5/87   Joint venture interest  Business Park
 Plymouth, Minnesota                                         74,000 sq. ft.

Westpoint Business Center (3) 5/87   Joint venture interest  Business Park
 Plymouth, Minnesota                                         161,000 sq. ft.

(1) Property was acquired through deed in lieu of foreclosure of a mortgage loan receivable on April 20, 1995.
(2) Coral Palm Plaza is owned by a joint venture between the Partnership, which has a 66 2/3 percent interest, and an affiliated partnership.
(3) Alpha Business Center, Plymouth Service Center and Westpoint Business Center are owned by a joint venture between the Partnership, which has a 68 percent interest, and an affiliated partnership.
(4) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership and by a security interest in the joint venture interests held by the Partnership.

The Partnership also holds a mortgage loan on real property. See "Item 8. Consolidated Financial Statements and Supplementary Data - Note D" for information regarding this loan.

Schedule of Properties (in thousands):

                      Gross
                    Carrying   Accumulated                        Federal
Property              Value    Depreciation   Rate    Method     Tax Basis

Commerce Plaza      $  6,516     $   1,693    5-39      SL      $   3,986
Regency Centre        14,293         3,951    5-39      SL          8,433
Highland Park II       5,799         1,859    5-39      SL          3,400
Interrich Plaza        2,779           625    5-39      SL          2,222
Centre Stage           8,295         1,702    5-39      SL          6,798
The Enclaves          10,501         1,655    5-39      SL          8,776
Sunnymead Towne        7,318         1,555    5-39      SL         10,465
Center
Medtronics             1,751            72    5-39      SL          1,678

CORAL PALM JOINT
VENTURE:

 Coral Palm Plaza      9,526        3,297     5-39      SL         13,720

MINNEAPOLIS
BUSINESS PARKS
JOINT VENTURE:

Alpha Business       10,419        2,448     5-39      SL          8,998
 Center
Plymouth Service      2,742          712     5-39      SL          2,384
 Center
Westpoint             7,398        2,035     5-39      SL          6,012
 Business Center

    Total        $   87,337  $    21,604                        $ 76,872

See "Note A" to the financial statements included in "Item 8" for a description of the Partnership's depreciation policy.

All of the Partnership's properties are pledged as collateral for the Non-Recourse Promissory Notes. In addition, Sunnymead and The Enclaves are pledged as collateral for additional financing. The Sunnymead note, with a principal balance of $10,100,000 at December 31, 1996, bore interest at 9.0 percent until November 1995 and 9.5 percent thereafter. The Enclaves note, with a principal balance of approximately $6,856,000 at December 31, 1996, bears interest at
12.0625 percent. The Enclaves note requires a balloon payment of $6,856,000 in April 2001, exclusive of deferred interest. The Partnership makes monthly interest only payments of approximately $66,000 on the debt.

The mortgage notes payable are non-recourse and are secured by pledge of the applicable property and by a pledge of revenues from the respective rental properties. The Enclaves note includes prepayment penalties if repaid prior to maturity.

Effective March 1, 1996, the Partnership ceased making debt service payments on the Sunnymead property and will not make such payments in the future. This decision was based on the fact that the property was operating at a deficit and the value of the property was substantially less than the loan amount. Consequently, the Partnership expects that the property will be foreclosed upon and has recorded a $2,900,000 provision for impairment of value in 1995. Upon foreclosure the Partnership would recognize an extraordinary gain on the extinguishment of debt for financial reporting purposes.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                Average Annual               Average
                                 Rental Rates               Occupancy
       Property             1996            1995         1996       1995

Commerce Plaza         $ 7.94/sq. ft.  $ 8.05/sq. ft.    97%        94%
Regency Centre           9.46/sq. ft.    9.85/sq. ft.    96%        99%
Highland Park II         8.49/sq. ft.    8.33/sq. ft.    93%        93%
Interrich Plaza          5.36/sq. ft.    4.48/sq. ft.    64%        73%
Centre Stage             8.85/sq. ft.    8.96/sq. ft.    99%        97%
Sunnymead Towne Center   5.73/sq. ft.    7.09/sq. ft.    24%        91%
Medtronics               8.16/sq. ft.    8.16/sq. ft.    100%       100%
The Enclaves             9,003/unit      8,256/unit      95%        96%

CORAL PALM PLAZA
 JOINT VENTURE:
Coral Palm Plaza       $ 7.25/sq. ft.  $ 6.76/sq. ft.    74%        74%

MINNEAPOLIS BUSINESS
PARKS
 JOINT VENTURE:
Alpha Business Center  $ 7.45/sq. ft.  $ 7.65/sq. ft.    94%        92%
Plymouth Service         6.10/sq. ft.    5.88/sq. ft.    99%        93%
Center
Westpoint Business       6.13/sq. ft.    6.22/sq. ft.    97%        93%
Center

The Managing General Partner attributes the decrease in occupancy at Interrich Plaza to a major tenant vacating its space during the second quarter of 1995. Management currently is marketing the vacant space for a new tenant. Occupancy at Plymouth Service Center increased due to the move in of a new tenant occupying approximately 6% of the property during the fourth quarter of 1995. Occupancy at Westpoint Business Center increased due to the execution of leases for three new tenants during the fourth quarter of 1995. Occupancy at Sunnymead Towne Center decreased as result of a significant tenant, which occupied 98,000 square feet, vacating in 1995. During February 1996, another major tenant vacated 11,000 square feet, leaving the property approximately 25% physically occupied.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other properties in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential property's lease terms are for one year or less. No individual residential property tenant leases 10% or more of the available rental space.

The following is a schedule of the lease expirations for the years 1997-2006:


                                                           % of Gross
                  Number of      Square       Annual          Annual
                 Expirations      Feet         Rent            Rent

Commerce Plaza
1997                 1             1,647     $  15,121         2.2%
1998                 1             9,523       111,419        16.4%
1999                 1             6,889        58,557         8.6%
2000                 1            64,186       493,120        72.7%
2001-2006            0                --            --          --

Regency Centre
1997                 5             12,602   $ 121,224       10.3%
1998                 5              9,204     115,914        9.9%
1999                 4              9,221     131,865       11.3%
2000                 5             11,229     144,670       12.3%
2001                 7             14,491     193,954       16.6%
2002                 0                 --         --          --
2003                 2             28,931     224,977       19.2%
2004                 1             32,154     239,226       20.4%
2005-2006            0                 --         --          --

Highland Park II
1997                 3              9,074    $ 62,868       13.8%
1998                 9             22,446     176,808       38.9%
1999                 3             15,277     129,809       28.6%
2000                 1              2,025      18,225        4.0%
2001                 1              2,276      27,829        6.1%
2002                 1              2,815      38,565        8.5%
2003-2006            0                 --         --          --

Interrich Plaza
1997                 0                 --         --          --
1998                 3             23,580   $ 134,208       74.3%
1999                 1              4,730      27,198       15.0%
2000                 1              3,500      19,250       10.7%
2001-2006            0                 --         --          --

Centre Stage
1997                 6             10,477   $ 142,884       16.7%
1998                 5             11,678     125,256       14.6%
1999                 0                 --         --          --
2000                 1              1,080      14,580        1.7%
2001                 1              2,050      23,900        2.8%
2002                 1              2,727      28,692        3.8%
2003-2005            0                 --         --          --
2006                 2              5,450      69,908        8.2%

Medtronics
1997-1999            0                 --         --           --
2000                 1             35,000   $ 285,600      100.00%
2001-2006            0                 --         --           --

CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza
1997                 1              1,400    $ 11,199        1.4%
1998                 2             15,431     140,021       17.3%
1999                 0                 --         --          --
2000                 6              7,150      85,146       10.5%
2001                 6             11,150     146,756       18.1%
2002                 2              4,300      25,626        3.2%
2003                 0                 --         --          --
2004                 1              9,064      83,298       10.3%
2005                 2             27,412     175,942       21.7%
2006                 1             21,891     142,291       17.5%

MINNEAPOLIS BUSINESS PARKS JOINT VENTURE:
Alpha Business Center
1997                 15           47,734    $ 387,333       27.9%
1998                 3            11,634       95,448        6.9%
1999                 10           45,359      328,185       23.6%
2000                 4            18,445      179,945       13.0%
2001                 3            34,098      276,089       19.9%
2002-2006            0                --         --           --

Plymouth Service Center
1997                 0               --     $      --         --
1998                 2            9,976        72,233       15.6%
1999                 1           14,332       104,480       22.6%
2000                 0               --            --         --
2001                 1           13,966        83,700       18.1%
2002                 0               --            --         --
2003                 1           35,768       201,496       43.6%
2004-2006            0               --            --         --

Westpoint Business Center
1997                 8           31,895     $ 216,075       21.6%
1998                 7           23,897       155,846       15.6%
1999                 10          86,278       467,310       46.6%
2000                 2            2,559        19,617        2.0%
2001                 1           11,048        88,274        8.8%
2002-2006            0               --            --         --

Lease expirations for Sunnymead are not included since the property is in receivership and will likely be foreclosed upon in 1997.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property at December 31, 1996:
                                                               Annual
                         Square    Nature of  Expiration      Rent Per
                         Footage    Business   of Lease     Square Foot

Commerce Plaza
 F.A.A.                  9,523    Government     9/30/98      $11.70
                                  Office
 Suntrust Service       64,186    Bank           1/31/00        7.68

Regency Center
 Michael's Stores      18,121    Craft Store     2/28/03        7.84
 The TJX Operating Co. 32,154    Fashion        11/30/04        7.44
                                 Discount
Highland Park II
  First Natl. Bank     13,154    Bank            3/31/99        8.75
  Applegate/Potter      6,788    Marketing       4/30/98        6.25

Interrich Plaza
 General Diagnostics   17,050    Electronic     11/30/98        5.67
                                 Manufacturer
Centre Stage
 The Kroger Co.        58,890    Grocer          3/31/11        7.64

Sunnymead Towne Center
  K-Mart (1)          98,471     Discount         10/31/07     $4.47
                                 Retail
Medtronics
 Medtronics Heart     35,000     Medical          6/30/00       8.16
  Valve                          Products

CORAL PALM PLAZA
 JOINT VENTURE:

Coral Palm Plaza
  Luria & Sons            21,891   Catalog        6/30/06      $6.50
                                   Retailer
  Linen Supermarket       14,071   Household      10/31/98      9.00
                                   Item Store
  Michael's Stores        20,000   Craft Store    2/28/05       7.50

MINNEAPOLIS BUSINESS
 PARKS JOINT VENTURE:

Alpha Business Center
  Triple J Enterprises    23,020   HVAC           9/30/01      $6.46
                                   Supplies
Plymouth Service Center
  Paul Robey & Assoc.     14,332   Sales-Tool     5/31/99       7.29
                                   Parts
  Sola Optical            13,966   Eye Doctor     9/30/01       5.99
  Guyer's Builder         35,768   Building       12/31/03      5.63
    Supplies                       Supplies

Westpoint Business Center
 ETS Energy Tech System   18,637   Parts          8/31/99       3.55
                                   Manufacturer
 Kloster Corporation      21,850   Parts          1/31/99       3.29
                                   Manufacturer
 Tile by Design           21,815   Tile           7/31/99       7.38

(1) Tenant vacated in 1995 but continues to pay rent. The Partnership has ceased making debt service payments on the Sunnymead property and the Managing General Partner expects that the property will be foreclosed upon in 1997. See "Item 7. Liquidity and Capital Resources" for a further discussion.

Real estate taxes (in thousands) and rates in 1996 for each property were:

                                  1996          1996
            Property             Billing        Rate

Commerce Plaza                     71            2.53%
Regency Centre                     84             .97%
Highland Park II                   45            1.26%
Interrich Plaza                    36            2.48%
Centre Stage                       98            1.44%
Sunnymeade                         67            1.11%
The Enclaves                      164            1.61%
Medtronics                         20            1.13%

CORAL PALM PLAZA
   JOINT VENTURE:
Coral Palm Plaza                  195            2.71%

MINNEAPOLIS BUSINESS PARKS
   JOINT VENTURE:
Alpha Business Center             315            5.98%
Plymouth Service Center           124            6.17%
Westpoint Business Center         323            6.18%


ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The units holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 95,789 Individual Investor Units during its offering period through December 1986. As of January 1, 1997, the number of holders of Individual Investor Units was 3,047. There is no intention to sell additional Individual Investor Units nor is there an established market for these Units.

Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made to the limited partners in 1996, 1995, or 1994. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in 1997.

ITEM 6.  SELECTED FINANCIAL DATA

  The following represents selected financial data for the Partnership, for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                               For the Year Ended December 31,
                                         1996      1995      1994        1993       1992
                                          (in thousands except per unit data)

Total revenues                       $  12,282  $  12,717   $  11,473  $  10,730   $  11,102
Loss before minority interest
 in joint ventures' operations       $  (3,258) $  (6,651)  $  (9,762) $  (4,466)  $  (7,330)

Minority interest in joint
 ventures' operations                     (423)      (507)      1,245       (107)       (258)

Net loss                             $  (3,681) $  (7,158)  $  (8,517) $  (4,573)  $  (7,588)

Net loss per individual
 investor unit (1)                   $  (37.66) $  (73.23)  $  (87.14) $  (46.79)  $  (77.63)

Total assets                         $  78,893  $  78,154   $  83,300  $  89,645   $  91,370

Long-term obligations:
 Nonrecourse promissory notes:
 Principal                           $  41,939  $  41,939   $  41,939  $  41,939   $  41,939
 Deferred interest payable              31,810     29,044      26,278     23,512      20,746

 Notes payable                          16,956     16,956      16,947     16,902      15,674

Total                                $  90,705  $  87,939   $  85,164  $  82,353   $  78,359

Cash distributions per
 individual investor unit            $      --  $      --   $      --  $      --   $   10.00

(1) $500 original contribution per unit, based on units outstanding during the year after giving effect to the allocation of net loss to the general partner.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

1996 Compared to 1995

The Partnership's net loss for the year ended December 31, 1996, was approximately $3,681,000 versus a net loss of approximately $7,158,000 for the corresponding period of 1995. The operations of the Partnership were stable from 1995 to 1996. The decrease in the net loss is primarily attributable to a $2,900,000 provision for impairment of value, recorded on the Partnership's Sunnymead Towne Shopping Center ("Sunnymead") in 1995. See "Item 8. Financial Statements - Note F", for a further discussion. Also contributing to the decrease in net loss was the loss on satisfaction of a mortgage loan receivable of $978,000 recognized in 1995, as discussed in "Item 8. Financial Statements - Note D." Partially offsetting these decreases in net loss was a decrease in other income due to a lease buy-out at Coral Palm Plaza being recognized as income during 1995. General and administrative expenses increased primarily due to an increase in expense reimbursements. As noted in "Item 8. Financial Statements - Note B", the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased for the year ended December 31, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

Included in operating expenses is approximately $159,000 of major repairs and maintenance comprised primarily of landscaping and exterior building repairs for the year ended December 31, 1996.

1995 Compared to 1994

Operating results, before minority interest in joint ventures' operations, improved by $3,111,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $1,244,000 and a decrease in expenses of $1,867,000. Operating results improved due to increased rental revenues in excess of related operating expenses, the recognition of the lease buy-out fee, the lower provision for impairment of value and no provision for doubtful mortgage loans receivable in 1995.

Operating results, before minority interest in joint ventures' operations and excluding the Medtronics property (which was acquired through deed in lieu of foreclosure in April 1995), improved by $2,869,000 due to an increase in revenues of $906,000 and a decrease in expenses of $1,963,000.

Rental revenues, before minority interest in joint ventures' operations and excluding the Medtronics property, increased primarily due to increased rental rates at The Enclaves Apartments and Regency Centre and increased occupancy at Centre Stage, Alpha Business Center and Westpoint Business Center joint venture properties. These increases were partially offset by a decline in occupancy at Interrich Plaza, Commerce Plaza and Coral Palm Plaza joint venture property. Occupancy and rental rates remained relatively constant at the Partnership's remaining properties. Interest and other income increased by $573,000 due to the recognition of $699,000 of lease termination income at the Coral Palm Plaza joint venture property and an increase in interest income due to an increase in average working capital reserves available for investment and increased interest rates. The increases in interest and other income were partially offset by $185,000 of proceeds from a legal settlement at Regency Centre received during 1994. Interest income on mortgage loans declined by $163,000 due to the termination of payment by the borrower on the Medtronics mortgagee loan in October 1994. The Partnership acquired the Medtronics property through deed in lieu of foreclosure in April 1995.

Expenses, before minority interest in joint ventures' operations and excluding the Medtronics property, decreased for the year ended December 31, 1995, as compared to 1994, due to having a lesser amount of non-recurring type expenses. In 1995, the Partnership incurred a loss on satisfaction of the mortgage loan receivable of $978,000 and the provision for impairment of value on the Sunnymead Towne Center property of $2,900,000. In 1994, the Partnership incurred a provision for impairment of value on the Coral Palm Plaza joint venture property of $4,500,000 and a $1,250,000 provision for doubtful mortgage loans receivable on the Medtronics mortgage loan receivable. The Partnership experienced decreases in depreciation expense of $151,000, general and administrative expenses of $30,000, and interest expense of $13,000, which were only slightly offset by an increase in operating expenses of $165,000. Depreciation expense declined due to the provision for impairment of value recorded on the Coral Palm Plaza joint venture property. General and administrative expenses decreased due to a reduction in asset management costs. Interest expense decreased due to a decrease in the amortization of deferred loan costs, which were fully amortized in 1994. All other expenses remained relatively constant.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $8,289,000 compared to approximately $6,378,000 at December 31, 1995. Net cash provided by operating activities decreased primarily as a result of the increase in other assets. Other assets increased primarily due to an increase in escrow account balances. Partially offsetting the increase in other assets was an increase in accrued interest due to payments not being made on the Sunnymead debt. Net cash used in investing activities decreased due to the satisfaction of the first mortgage encumbering the Irvine property as discussed in "Item 8. Financial Statements - Note D." Partially offsetting this pay off were proceeds from the satisfaction of a mortgage loan receivable being received in 1995. Net cash used in financing activities decreased due to a contribution from the minority interest in the joint venture during 1996 compared to distributions being paid to the joint venture partner in 1995.

The Sunnymead Towne Shopping Center located in Moreno Valley, California, had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet leaving the property approximately 25% physically occupied. Based on current market conditions, the Partnership was unable to re-lease the vacant space at a rental rate sufficient to pay debt service and other operating expenses. Effective March 1, 1996, the Partnership ceased making debt service payments and does not intend to make any future payments as the value of Sunnymead is less than the debt. At December 31, 1996, the note had a principal balance of approximately $10,100,000 with accrued interest of approximately $1,366,000. The lender has notified the Partnership of its intent to foreclose on the property. The Managing General Partner does not plan to challenge the foreclosure proceedings which are expected to be concluded during 1997. In 1995, the Partnership recorded a provision for impairment of value of $2,900,000 (see "Item 8. Financial Statements - Note F"). The Partnership estimates that upon the foreclosure of Sunnymead the Partnership will record an extraordinary gain on extinguishment of debt. The property was placed in receivership on May 1, 1996. The foreclosure of Sunnymead should not significantly impact the Partnership's liquidity since Sunnymead operated at approximately breakeven on a cash flow basis during 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $6,856,000, excluding the Sunnymead indebtedness, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of $73,749,000, including deferred interest of $31,810,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999, at which time the Partnership will have to extend the due dates of these notes, find replacement funding, or sell properties. Future cash distributions will depend on the levels of cash generated from operations and the availability of cash reserves. No cash distributions to the limited partners were made in 1996, 1995, or 1994. Currently, the Managing General Partner is evaluating the feasibility of a distribution of cash reserves in 1997.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY PENSION INCOME FUND XXIII

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheets at December 31, 1996 and 1995

Consolidated Statements of Operations - Years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1996, 1995, and 1994

Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994

Notes to Consolidated Financial Statements


                          Independent Auditors' Report



To the Partners
Century Pension Income Fund XXIII,
A California Limited Partnership
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Century Pension Income Fund XXIII, A California Limited Partnership (the "Partnership") and its joint ventures and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pension Income Fund XXIII, A California Limited Partnership, and its joint ventures and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                 /s/Imowitz Koenig & Co., LLP


New York, N.Y.
February 13, 1997


                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                 December 31,    December 31,
                                                     1996            1995
Assets
  Cash and cash equivalents                   $     8,289       $    6,378
  Restricted cash                                      80              158
  Receivables and other assets, net                 2,011              894
  Mortgage loan receivable                          1,137            1,137
  Deferred charges                                  1,643            2,169
  Investment properties:
     Land                                          18,165           18,165
     Buildings and related personal property       69,172           68,347
                                                   87,337           86,512
     Less accumulated depreciation                (21,604)         (19,094)
                                                   65,733           67,418
                                              $    78,893       $   78,154

Liabilities and Partners' Deficit
Liabilities
  Deferred income, accrued expenses
   and other liabilities                      $     1,189       $      738
  Accrued interest-promissory notes                 1,048            1,048
  Deferred interest-notes payable                   1,499              714
  Notes payable, $10,100 in default
   at December 31, 1996, (Note I)                  16,956           16,956
  Non-recourse promissory notes:
   Principal                                       41,939           41,939
   Deferred interest payable                       31,810           29,044

Minority interest in consolidated
  joint ventures                                    7,844            7,383

Partners' Deficit
  General partner's                                (2,206)          (2,089)
  Limited partners' (95,789 units issued and
   outstanding at December 31, 1996   and
    December 31, 1995)                            (21,186)         (17,579)
                                                  (23,392)         (19,668)
                                              $    78,893       $   78,154

          See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                 Years Ended December 31,
                                            1996         1995         1994
Revenues:
  Rental income                         $  11,576   $   11,524   $   10,853
  Interest income on mortgage loans            81           81          244
  Other income                                625        1,112          376
     Total revenues                        12,282       12,717       11,473

Expenses (including $435, $473, and
$297 paid to the general partner and
affiliates in 1996, 1995, and 1994):
  Interest to promissory note holders       4,863        4,863        4,863
  Amortization                                420          419          419
  Operating                                 4,968        5,134        4,969
  Provision for impairment of value            --        2,900        4,500
  Depreciation                              2,510        2,565        2,682
  Interest on notes payable                 1,744        1,729        1,742
  General and administrative                1,035          780          810
  Provision for doubtful mortgage
   loan and interest receivable                --           --        1,250
  Loss on satisfaction of mortgage
   loan receivable                             --          978           --
      Total expenses                       15,540       19,368       21,235

Loss before minority interest
 in joint ventures' operations             (3,258)      (6,651)      (9,762)

Minority interest in joint
  ventures' operations                       (423)        (507)       1,245

Net loss                                $  (3,681)  $   (7,158)  $   (8,517)

Net loss allocated to general
 partner (2%)                           $     (74)  $     (143)  $     (170)
Net loss allocated to limited
 partners' (98%)                           (3,607)      (7,015)      (8,347)
                                        $  (3,681)  $   (7,158)  $   (8,517)
Net loss per limited
 partnership unit                       $  (37.66)  $   (73.23)  $   (87.14)


             See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                Limited
                              Partnership   General     Limited
                                 Units     Partner's   Partners'    Total

Original capital contributions   95,789  $     958   $   47,894  $   48,852

Partners' deficit at
 December 31, 1993               95,789  $  (1,690)  $   (2,217) $   (3,907)

Distributions to general
 partner                             --        (43)          --         (43)

Net loss for the year
 ended December 31, 1994             --       (170)      (8,347)     (8,517)

Partners' deficit at
  December 31, 1994              95,789     (1,903)     (10,564)    (12,467)

Distributions to general
 partner                             --        (43)          --         (43)

Net loss for the year
  ended December 31, 1995            --       (143)      (7,015)     (7,158)

Partners' deficit at
  December 31, 1995              95,789     (2,089)     (17,579)    (19,668)

Distributions to general
   partner                           --        (43)          --         (43)

Net loss for the year
  ended December 31, 1996            --        (74)      (3,607)     (3,681)

Partners' deficit at
   December 31, 1996             95,789  $  (2,206)  $  (21,186) $  (23,392)

          See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                Years Ended December 31,
                                              1996       1995       1994
Cash flows from operating activities:
Net loss                                   $  (3,681) $  (7,158) $  (8,517)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                3,182      3,238      3,420
  Provision for impairment of value               --      2,900      4,500
  Provision for doubtful receivables             272         27         45
  Provision for doubtful mortgage loans and
    interest receivable                           --         --      1,250
  Loss on satisfaction of mortgage loan
    receivable                                    --        978         --
  Minority interest in joint ventures'
    operations                                   423        507     (1,245)
  Deferred interest added to note payable
    principal                                     --          9         39
  Deferred interest on non-recourse
     promissory notes                          2,766      2,766      2,766
  Changes in accounts:
     Restricted cash                              78        (10)        63
     Receivables, deferred charges and other
        assets                                (1,535)       160       (994)
     Deferred income, interest, accrued
      expenses and other liabilities           1,236       (422)       805

       Net cash provided by operating
         activities                            2,741      2,995      2,132

Cash flows from investing activities:
 Cost of real estate acquired through
  foreclosure                                     --     (1,114)        --
 Property replacements and improvements         (825)      (864)    (1,017)
 Proceeds from cash investments                   --         --      3,357
 Proceeds from satisfaction of mortgage
    loan receivable                               --      1,007         --

       Net cash (used in) provided by
         investing activities                   (825)      (971)     2,340

Cash flows from financing activities:

 Joint venture partner contributions              38         --         --
 Joint venture partner distributions              --       (805)      (150)
 Cash distributions to the general partner       (43)       (43)       (43)

       Net cash used in
         financing activities                     (5)      (848)      (193)

Increase in cash and cash equivalents          1,911      1,176      4,279

Cash and cash equivalents at beginning of year 6,378      5,202        923

Cash and cash equivalents at end of year   $   8,289  $   6,378  $   5,202

Supplemental disclosure of cash flow
  information:
 Cash paid for interest - notes payable    $     893 $    1,644  $   1,737
 Cash paid for interest - non-recourse
     promissory notes                      $   2,097 $    2,097  $   2,097
Supplemental disclosure of non-cash
  investing and financing activities:
 Deferred interest added to note payable
    principal                              $      -- $       --  $       6
 Mortgage loan receivable reclassified to
    real estate                            $      -- $      612  $      --

          See Accompanying Notes to Consolidated Financial Statements



                       CENTURY PENSION INCOME FUND XXIII

                   Notes to Consolidated Financial Statements

                               December 31, 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization:

Century Pension Income Fund XXIII (the "Partnership"), is a limited partnership organized in 1984 under the laws of the State of California to acquire, hold for investment and ultimately sell income-producing real properties, and invest in, service, and ultimately collect or dispose of mortgage loans on income-producing real properties. The Partnership currently owns one apartment complex located in Georgia, four business parks located in Florida, North Carolina, California and Texas, and three shopping centers located in Kentucky, Georgia and California. The Partnership also holds a sixty-eight percent joint venture interest in three business parks located in Minnesota and a 66 and two thirds percent joint venture interest in a shopping center located in Florida. The general partner is Fox Partners V, a California general partnership whose general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The capital contributions of $47,894,500 ($500 per unit) were made by individual investor unit holders.

Principles of Consolidation:

The consolidated financial statements include the statements of the Partnership, its wholly-owned subsidiary which owns the Sunnymead Towne Center property and two joint ventures in which the Partnership has a controlling interest. An affiliated Partnership owns the minority interest in these joint ventures. All significant intercompany transactions and balances have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss, and Distributions:

Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

Mortgage Loan Receivable:

Mortgage loans are stated at unpaid balances, less an allowance for loan losses. The amount of the allowance is based on the Managing General Partner's evaluation of the collectibility of the loan. Allowances from impaired loans are generally determined based on the value of underlying collateral or the present value of estimated cash flows. Loans are placed on a nonaccrual basis when a loan is specifically determined to be impaired or when, in the opinion of the Managing General Partner, there is an indication that the borrower may be unable to meet payments as they become due. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

Fair Value of Financial Instruments:

In the fourth quarter of 1995, the Partnership implemented "Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments," as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to their short term nature. The estimated fair value of the Partnership's Sunnymead Towne Center long term debt and the Non-Recourse Promissory Notes is not practicable to estimate because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership. The note payable and deferred interest encumbering The Enclaves Apartments has a carrying value of approximately $6,989,000 at December 31, 1996. The estimated fair value for The Enclaves debt, after discounting the scheduled payments to maturity, approximates $8,185,000.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties:

Acquisition fees are capitalized as a cost of real estate. In the fourth quarter of 1995, the Partnership adopted "SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of each asset to its carrying amount.
Prior to the adoption of the SFAS, the Partnership's investment properties were carried at the lower of cost or net realizable value. The adoption of the SFAS had no effect on the Partnership's financial statements.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 39 years for buildings and improvements and five to seven years for furnishings.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less and leases commercial units with remaining lease terms up to fifteen years. The Partnership recognizes income as earned on its leases. The Partnership recognized bad debt expense of $272,000, $27,000, and $45,000 for 1996, 1995, and 1994, respectively.

Deferred Charges:

Included in deferred charges are sales commissions, organization expenses and lease commissions. Sales commissions and organization expenses related to the Pension Investor Notes ("Non-Recourse Promissory Notes", "Promissory Notes" or "Notes"), are deferred and amortized by the straight-line method over the life of the Notes. Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1996 and 1995, accumulated amortization of deferred charges totaled approximately $5,323,000 and $4,910,000, respectively.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentations.


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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996, 1995 and 1994:

                                                  1996       1995       1994

Property management fees (included in
 operating expense)                            $   140    $   104    $    81
Reimbursement for services of affiliates
  (included in general and administrative
  and operating expenses)                          184         96         95
Services relating to successful
  real estate tax appeals (included in
  operating expenses)                               --         88         10
Partnership management fee (included in
 general and administrative expenses)              111        111        111
                                               $   435    $   399    $   297


Affiliates of the Managing General Partner performed property management services for The Enclaves during 1994, 1995 and 1996. Effective May 1, 1996, an affiliate of Insignia began performing property management services for Coral Palm Plaza.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Approximately $74,000 of insurance premiums, which were paid to an affiliate of NPI, under a master insurance policy arranged for by such affiliate, are included in operating expenses for the year ended December 31, 1995.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss and taxable loss. The partnership management fee and partnership management incentive are limited by the partnership agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee. In each of the years ended December 31, 1996, 1995 and 1994, the general partner received $43,000 of cash distributions, which were equal to 2 percent of cash distributions to Promissory Note holders.

NOTE C - RESTRICTED CASH

Restricted cash at December 31, 1996 and 1995, represents cash partially securing the Sunnymead Towne Center note payable, which is restricted as to its use pursuant to a court approved reorganization plan and the modified note agreements (see "Note M").

NOTE D - MORTGAGE LOANS RECEIVABLE

The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable, which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994, and in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through a deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expenses) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000, has been reclassified as real estate in 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt.

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

Interest income on mortgage loans totaled $81,000, $81,000 and $244,000 for 1996, 1995, and 1994, respectively.

NOTE E - JOINT VENTURES

The Partnership has investments in two consolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 66.67% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIV, a California Limited Partnership ("CPIF XXIV") and an affiliate of FCMC and FRI. Also, on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership reflects its interest in the Coral Palm Plaza Joint Venture utilizing full consolidation whereby all of the accounts of the joint venture are included in the Partnership's financial statements (intercompany accounts are eliminated).

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):

                                                 December 31,
                                           1996               1995

Total assets                             $ 7,301            $ 6,690
Total liabilities                           (468)              (345)

Total ventures' equity                   $ 6,833            $ 6,345

                                           Years ending December 31,
                                           1996               1995

Total revenues                           $ 1,183            $ 1,656
Total expenses                              (807)              (853)

Net income                               $   376            $   803



Minneapolis Business Parks Joint Venture

On April 30, 1987, the Partnership acquired a 68% ownership interest in Minneapolis Business Parks Joint Venture, a joint venture with CPIF XXIV. On May 5, 1987, Minneapolis Business Parks Joint Venture acquired Alpha Business Center located in Bloomington, Minnesota; Plymouth Service Center located in Plymouth, Minnesota, and Westpoint Business Center located in Plymouth, Minnesota. The Partnership reflects its interest in the Minneapolis Business Parks Joint Venture utilizing full consolidation whereby all of the accounts of the joint venture are included in the Partnership's financial statements (intercompany accounts are eliminated).

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                                                 December 31,
                                           1996               1995

Total assets                             $17,412            $16,459
Total liabilities                           (176)              (157)

Total ventures' equity                   $17,236            $16,302

                                          Years ending December 31,
                                           1996               1995

Total revenues                           $ 3,136            $ 2,881
Total expenses                            (2,202)            (2,133)

Net income                               $   934            $   748

NOTE F - PROVISION FOR IMPAIRMENT OF VALUE

A significant tenant at the Partnership's Sunnymead Towne Center property, that occupied 98,000 square feet (approximately 57% of leasable space), vacated during late 1995 as part of the retail chain's national downsizing. The Partnership did not anticipate being able to re-lease the space at a rental rate sufficient to cover debt service and operating costs. Based on the sum of projected future operating cash flows the Partnership determined that the loss in value was not temporary and recorded an impairment write down of $2,900,000. The property has not been re-leased, a receiver has been appointed and the Partnership expects to lose this property through foreclosure (see "Note M").

In December 1994, a significant tenant that had occupied 27,000 square feet (20% of leasable space) at Coral Palm Plaza moved out. The Partnership, at that time, was not confident that it could re-lease the space quickly or at favorable terms. Based on the sum of projected future operating cash flows the Partnership determined that the loss in value was not temporary and recorded an impairment write down at of $4,500,000 at December 31, 1994. During June 1995, the Partnership was able to re-lease 20,000 square feet of the unoccupied space on comparable terms and re-leased the remaining 7,000 square feet during September 1995. In accordance with SFAS 121 the Partnership did not write up the value of the property at that time.


NOTE G - TERMINATION AGREEMENTS WITH FORMER TENANTS

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

NOTE H - NON-RECOURSE PROMISSORY NOTES

The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership and its wholly owned subsidiary, by a secured interest in the joint venture interests held by the Partnership, and by a pledge of the note and of the deed of trust on the real properties underlying the mortgage loans made by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000, bear interest at 12 percent per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at ten percent per annum, except that portions of the interest may be deferred, provided the Partnership makes minimum interest payments of 5% on the unpaid principal balance. The deferred interest does not accrue additional interest. The Notes are due February 15, 1999. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership property or Partnership mortgage loan, 98 percent of the resulting distributable cash proceeds is first allocated to the payment of Promissory Notes until such Notes and related accumulated deferred interest payable are repaid and, thereafter, the cash proceeds are distributed to the Partnership's general partner, Individual Unit holders, and Note holders. Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture, but it appears no residual interest will be paid.

NOTE I - MORTGAGE NOTES PAYABLE

The Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California and The Enclaves Apartments ("Enclaves") complex located in Atlanta, Georgia were the only properties pledged as collateral for notes payable at December 31, 1996. The Sunnymead note, with a principal balance of $10,100,000, bore interest at 9.0 percent until November 1995 and 9.5 percent thereafter.
The Enclaves note, with a principal balance of approximately $6,856,000, bears interest at 12.0625 percent. The Enclaves note requires a balloon payment of $6,856,000 in April 2001, exclusive of deferred interest. The Partnership makes monthly interest only payments of approximately $66,000 on the debt. Principal payments at December 31, 1996, are required as follows (in thousands):

                     1997                            $ 10,100
                     1998                                   0
                     1999                                   0
                     2000                                   0
                     2001                               6,856

                     Total                           $ 16,956


The mortgage notes payable are non-recourse and are secured by pledge of the Partnership's properties and by a pledge of revenues from the respective rental properties. The Enclaves note includes prepayment penalties if repaid prior to maturity.

Included in the required principal payments schedule are payments due on the Sunnymead note as the debt, with an original balloon payment due in the year 2000, is currently in default. Effective March 1, 1996, the Partnership ceased making debt service payments on the Sunnymead property and will not make such payments in the future. Consequently, the Partnership expects that the property will be foreclosed upon. The Partnership recorded a $2,900,000 provision for impairment of value in 1995 (see "Note F"). Upon foreclosure the Partnership would recognize an extraordinary gain on the extinguishment of debt for financial reporting purposes.

NOTE J - MINIMUM FUTURE RENTAL REVENUES

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1996, are as follows (in thousands):

                         1997                         $   6,435
                         1998                             5,520
                         1999                             4,112
                         2000                             2,894
                         2001                             2,112
                      Thereafter                          7,553

                        Total                         $  28,626


Future minimum rental payments related to Sunnymead are not included since the property is in receivership and will likely be foreclosed upon in 1997 (see "Note M" for a further discussion).

Amortization of deferred leasing commissions totaled $252,000, $254,000, and $224,000 for 1996, 1995, and 1994, respectively, and are included in operating expenses.


NOTE K - INCOME TAXES

A reconciliation of the net loss per the financial statements to the net taxable loss to partners is as follows (in thousands, except unit data):
                                                1996      1995       1994

Net loss as reported                        $  (3,681) $  (7,158)$  (8,517)
Add (deduct):
 Provision for impairment of value                 --      2,900     4,500
 Provision for doubtful mortgage loans and
    interest receivable                            --         --     1,250
 Loss on satisfaction of mortgage receivable       --        978        --
 Original issue discount                         (936)      (641)      740
 Deferred income                                 (453)      (425)      791
 Depreciation differences                        (393)      (295)     (122)
 Long-term capital loss                            --     (7,980)       --
 Bad debt expense                                 236         --       (62)
 Interest expense capitalized                       4         52        21
 Minority interest in joint ventures' operations   24        181    (1,815)
 Interest accrual                                (114)      (118)     (105)

Federal taxable loss                        $  (5,313) $ (12,506)$  (3,319)
Federal taxable loss per limited
 partnership unit                           $     (54) $    (128)$     (34)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                1996       1995       1994
Net liabilities as reported                  $ (23,392) $ (19,668) $ (12,467)
Differences resulted from:
 Sales commissions and organization expenses     6,558      6,558      6,558
 Original issue discount                         4,101      5,037      5,786
 Provision for doubtful mortgage loans
  interest receivable                               --         --      4,999
 Provision for impairment of value               9,991      9,991      7,091
 Deferred income                                   (53)       400        825
 Acquisition costs expensed                        (21)       (21)       (21)
 Depreciation                                   (3,047)    (2,654)    (2,359)
 Payments credited to rental properties          2,111      2,111      2,111
 Foreclosure of mortgage loan receivable            --         --      1,895
 Minority interest in joint ventures' operations(3,509)    (3,533)    (3,714)
 Capitalized expense                               486        486        486
 Interest expense capitalized                      202        198        146
 Bad debt expense                                  290         54         54
 Interest accrual                                  674        788        906
 Other                                             485        485        485

Net (liabilities) assets-Federal tax basis   $  (5,124) $     232  $  12,781


NOTE L - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                          Initial Cost to Partnership
                                                                     Net Cost
                                                Building and       Capitalized
                                                   Related          (written down)
                     Encumbrances                  Personal        Subsequent to
Description               (1)          Land        Property         Acquisition
PARTNERSHIP:

Commerce Plaza       $      --       $  1,604        $   4,188       $      724

Regency Centre              --          3,123           10,398              772

Highland Park  - Phase II   --            654            4,849              296

Interrich Plaza             --            587            1,833              359

Centre Stage Shopping       --          1,300            6,588              407
  Center

The Enclaves Apartments  6,856          1,901            7,603              997

Medtronics                  --            345            1,381               25

Sunnymead Towne Center  10,100          2,512            7,452           (2,646)

JOINT VENTURES:

Coral Palm Plaza            --          5,009           11,046           (6,529)

Alpha Business Center       --          3,199            6,735              485

Plymouth Service Center     --            475            2,306              (39)

Westpoint Business Center   --          1,166            5,987              245

         Total       $  16,956       $ 21,875        $  70,366       $   (4,904)

(1) The Non-Recourse Promissory notes are secured by a deed of trust on all properties owned in fee by the Partnership and by a security interest in the joint venture interests held by the Partnership.


                   Gross Amount at which carried
                       at December 31, 1996

                           Buildings
                          and Related
                           Personal                Accumulated     Date     Depreciable
Description        Land    Property     Total     Depreciation    Acquired  Life-Years
PARTNERSHIP:
Commerce Plaza  $  1,604  $   4,912   $   6,516    $   1,693       3/86      5-39 years

Regency Centre     3,111     11,182      14,293        3,951       5/86      5-39 years

Highland Park -
  Phase II           619      5,180       5,799        1,859       9/86      5-39 years

Interrich Plaza      587      2,192       2,779          625       4/88      5-39 years

Centre Stage
  Shopping Center  1,300      6,995       8,295        1,702       1/90      5-39 years

The Enclaves
  Apartments       1,901      8,600      10,501        1,655       4/91      5-39 years

Medtronics           345      1,406       1,751           72       4/95      5-39 years

Sunnymead Towne
  Center           1,781      5,537       7,318        1,555       3/91      5-39 years

JOINT VENTURES:

Coral Palm Plaza   2,393      7,133       9,526        3,297       1/87      5-39 years

Alpha Business
  Center           3,002      7,417      10,419        2,448       5/87      5-39 years

Plymouth Service
  Center             420      2,322       2,742          712       5/87      5-39 years

Westpoint Business
  Center          1 ,102      6,296       7,398        2,035       5/87      5-39 years

 Total          $ 18,165  $  69,172   $  87,337    $  21,604

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                             Years Ended December 31,
                                      1996             1995             1994
Investment Properties

Balance at beginning of year       $   86,512       $  88,807        $  92,290
 Property improvements                    825             864            1,017
 Property acquired through
  deed in lieu of foreclosure
  of mortgage loan receivable              --           1,726               --
 Provision for impairment of
  value                                    --          (2,900)          (4,500)
 Satisfaction of mortgage
  receivable on property
  classified as in-substance
  foreclosure property                     --          (1,985)              --

Balance at end of year             $   87,337       $   86,512       $  88,807

Accumulated Depreciation

Balance at beginning of year       $   19,094       $   16,529       $  13,847
 Additions charged to expense           2,510            2,565           2,682

Balance at end of year             $   21,604       $   19,094       $  16,529

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $101,522,000 and $100,693,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $24,650,000 and $21,747,000.


NOTE M - SUNNYMEAD TOWNE SHOPPING CENTER

The Sunnymead Towne Shopping Center located in Moreno Valley, California, had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet, leaving the property approximately 25% physically occupied. Effective March 1, 1996, the Partnership ceased making debt service payments and does not intend to make any future payments as the value of Sunnymead is estimated at less than the debt.
At December 31, 1996, the note had a principal balance of $10,100,000 with accrued interest of approximately $1,366,000. The lender has notified the Partnership of its intent to foreclose on the property. The Managing General Partner does not plan to challenge the foreclosure proceedings which are expected to be concluded during 1997. The Partnership estimates that upon the foreclosure of Sunnymead the Partnership will record an extraordinary gain on extinguishment of debt. The property was placed in receivership on May 1, 1996. In 1995, a $2,900,000 provision for impairment of value was recorded on the Sunnymead property. The Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value was other than temporary and recovery of the carrying value was not likely. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have any officers or directors. The managing general partner of the Partnership, Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General Partner as of December 31, 1996, their ages and nature of all positions with FCMC presently held by them are as follows:


     Name                           Age              Position

William H. Jarrard, Jr.             50              President and Director

Ronald Uretta                       41              Vice President and
                                                    Treasurer

John K. Lines                       37              Vice President and
                                                    Secretary

Kelley M. Buechler                  39              Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996 and Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard served as Managing Director-Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has served as Insignia's Chief Operating Officer. He also served as Insignia's Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines has been Vice President and Secretary of the Managing General Partner since June 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 11.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 13".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group do not own any of the Partnership voting securities.

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting securities of the Partnership.

There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of the Managing General Partner.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996, 1995 and 1994:

                                                  1996       1995       1994

Property management fees (included
  in operating expense)                        $   140    $   104    $    81
Reimbursement for services of
  affiliates (included in general
  and administrative and operating
  expenses)                                        184         96         95
Services relating to successful
  real estate tax appeals (included
  in operating expenses)                            --         88         10
Partnership management fee (included
  in general and administrative
  expenses)                                        111        111        111
                                               $   435    $   399    $   297


Affiliates of the Managing General Partner performed property management services for The Enclaves during 1994, 1995 and 1996. Effective May 1, 1996, an affiliate of Insignia began performing property management services for Coral Palm Plaza.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Approximately $74,000 of insurance premiums, which were paid to an affiliate of NPI, under a master insurance policy arranged for by such affiliate, are included in operating expenses for the year ended December 31, 1995.

In accordance with the partnership agreement, the general partner was allocated its two percent continuing interest in the Partnership's net loss and taxable loss. The partnership management fee and partnership management incentive are limited by the partnership agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee. In each of the years ended December 31, 1996, 1995 and 1994, the general partner received $43,000 of cash distributions, which were equal to 2 percent of cash distributions to Promissory Note holders.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)(2) Consolidated Financial Statements and Consolidated Financial Statement Schedules:

            See "Item 8" of the Form 10-K for Consolidated Financial Statements of the Partnership, Notes thereto, and Consolidated Financial Statement Schedules. (A Table of Contents to Consolidated Financial Statements and Consolidated Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)


(a) (3)     Exhibits:  See Exhibit Index contained herein

(b) Reports on Form 8-K: None filed during the fourth quarter of 1996.





                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CENTURY PENSION INCOME FUND XXIII

                                     By:  Fox Partners V
                                          Its General Partner

                                     By:  Fox Capital Management Corporation
                                          Its Managing General Partner

                                     By:  /s/ William H. Jarrard, Jr.
                                          William H. Jarrard, Jr.
                                          President and Director

                                     Date: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



          /s/William H. Jarrard, Jr.    President and       March 27, 1997
          William H. Jarrard            Director

          /s/Ronald Uretta              Vice President and  March 27, 1997
          Ronald Uretta                 Treasurer



                                 Exhibit Index

2. NPI Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

3.4. Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Partnership dated July 1, 1985, and thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No 2-96389)

16. Letter from the Partnership's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to the Partnership's Current Report on Form 8-K dated April 22, 1994.

27.  Financial Data Schedule