Form 10-Q
period 1997-03-31
CENTURY PENSION INCOME FUND XXIII
filed 1997-05-14
CIK 764543

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


                For the quarterly period ended March 31, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from .........to.........

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


                                 (864) 239-1000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                         CENTURY PENSION INCOME FUND XXIII

                              CONSOLIDATED BALANCE SHEETS
                            (in thousands, except unit data)


                                                     March 31,      December 31,
                                                       1997            1996
                                                    (Unaudited)        (Note)

Assets
  Cash and cash equivalents                         $    8,113      $    8,289
  Restricted cash                                           --              80
  Receivables and deposits                               1,190           1,647
  Other assets                                           1,968           2,007
  Mortgage loan receivable                               1,137           1,137
  Investment properties:
     Land                                               16,384          18,165
     Buildings and related personal property            63,730          69,172
                                                        80,114          87,337
     Less accumulated depreciation                     (20,620)        (21,604)
                                                        59,494          65,733

                                                    $   71,902      $   78,893
Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                  $      107      $       58
  Tenant security deposits                                 361             413
  Accrued taxes                                            379             277
  Accrued interest - promissory notes                      524           1,048
  Accrued interest on notes payable                        207           1,565
  Other liabilities                                        219             375
  Notes payable, $10,100 in default at
    December 31, 1996, (Note C)                          6,856          16,956
  Non-recourse promissory notes:
     Principal                                          41,939          41,939
     Deferred interest payable                          32,502          31,810

Minority interest in consolidated
 joint ventures                                          7,931           7,844

Partners' Deficit
  General partner's                                     (1,181)         (2,206)
  Limited partners' (95,789 units issued and
    outstanding at March 31, 1997 and
    December 31, 1996)                                 (17,942)        (21,186)
                                                       (19,123)        (23,392)

                                                    $   71,902      $   78,893

  Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Accompanying Notes to Consolidated Financial Statements

b)                        CENTURY PENSION INCOME FUND XXIII

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                            1997          1996
Revenues:
 Rental income                                         $    2,764    $   2,835
 Interest income on mortgage loan                              20           20
 Other income                                                 134          139
     Total revenues                                         2,918        2,994

Expenses:
 Interest to promissory note holders                        1,216        1,216
 Amortization of sales commissions and
  organizational costs                                        105          104
 Operating                                                  1,257        1,104
 Depreciation                                                 621          643
 Interest of notes payable                                    432          432
 General and administrative                                   247          295
  Total expenses                                            3,878        3,794

Loss before minority interest in joint
  ventures' operations and extraordinary gain
  on foreclosure                                             (960)        (800)

Minority interest in joint ventures' operations               (87)         (64)

Loss before extraordinary gain                             (1,047)        (864)

Extraordinary gain on foreclosure                           5,337           --

Net income (loss)                                      $    4,290    $    (864)

Net income (loss) allocated to general partner         $    1,046    $     (17)
Net income (loss) allocated to limited partners             3,244         (847)
                                                       $    4,290    $    (864)

Net income (loss) per limited partnership unit:
  Loss before extraordinary gain                       $   (10.71)   $   (8.84)
  Extraordinary gain on foreclosure                         44.58           --
Net income (loss) per limited partnership unit         $    33.87    $   (8.84)

             See Accompanying Notes to Consolidated Financial Statements

c)                        CENTURY PENSION INCOME FUND XXIII

                CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                     (Unaudited)
                           (in thousands, except unit data)

                                      Limited
                                    Partnership    General        Limited
                                        Units      Partner's     Partners'        Total
Original capital contributions         95,789     $      958    $   47,894     $   48,852

Partners' deficit
 at December 31, 1996                  95,789     $   (2,206)   $  (21,186)    $  (23,392)

Distribution to general partner            --            (21)           --            (21)

Net income for the three months
 ended March 31, 1997                      --          1,046         3,244          4,290

Partners' deficit
 at March 31, 1997                     95,789     $   (1,181)   $  (17,942)    $  (19,123)

             See Accompanying Notes to Consolidated Financial Statements

d)                        CENTURY PENSION INCOME FUND XXIII

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                   1997          1996
Cash flows from operating activities:
 Net income (loss)                                            $    4,290     $    (864)
 Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
   Depreciation                                                      621           643
   Amortization of deferred charges                                  164           166
   Minority interest in joint ventures' operations                    87            64
   Deferred interest on non-recourse promissory notes                692           692
   Extraordinary gain on foreclosure                              (5,337)           --
   Change in accounts:
     Restricted cash                                                  13           158
     Receivables and deposits                                       (139)         (488)
     Other assets                                                   (152)          (38)
     Accounts payable                                                 49            26
     Tenant security deposit liabilities                             (10)           (5)
     Accrued taxes                                                   102           389
     Other liabilities                                              (149)           69
     Accrued interest on notes payable                               233            70
     Accrued interest - promissory notes                            (524)         (524)

        Net cash (used in) provided by operating activities          (60)          358

Cash flows from investing activities:
 Property replacements and improvements                              (95)         (328)

        Net cash used in investing activities                        (95)         (328)

Cash flows from financing activities:
 Joint venture partner contributions                                  --            38
 Cash distributions to general partner                               (21)          (21)

        Net cash (used in) provided by financing activities          (21)           17

Net (decrease) increase in cash and cash equivalents                (176)           47

Cash and cash equivalents at beginning of period                   8,289         6,378

Cash and cash equivalents at end of period                    $    8,113     $   6,425

Supplemental disclosure of cash flow information:
  Cash paid for interest - notes payable                      $      199     $     363
  Cash paid for interest - non-recourse promissory notes      $    1,048     $   1,048

          See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PENSION INCOME FUND XXIII

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES


Foreclosure:

During the three months ended March 31, 1997, Sunnymead Towne Center was foreclosed upon by the lender. In connection with this foreclosure, approximately $67,000 in cash was transferred to the lender as partial settlement on the outstanding debt. This cash was previously classified as restricted cash on the Partnership's balance sheet. In addition, the following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

                                                  1997

 Receivables and deposits                       $  (596)
 Other assets                                       (27)
 Investment properties                           (5,713)
 Tenant security deposit liabilities                 42
 Accrued interest on notes payable                1,591
 Other liabilities                                    7
 Notes payable                                   10,100


e)                       CENTURY PENSION INCOME FUND XXIII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In addition with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the three month periods ended March 31, 1997 and 1996 (in thousands):


                                                           Three Months Ended
                                                                 March 31,
                                                           1997            1996
Property management fees (included in operating
  expenses)                                             $    38            $ 28
Reimbursement for services of affiliates (included
  in general and administrative expenses)                    24              71
Partnership management fee (included in general
  and administrative expenses)                               55              55

Affiliates of the Managing General Partner performed property management services for The Enclaves during 1996 and 1997. Effective May 1, 1996, an affiliate of Insignia began performing property management services for Coral Palm Plaza.

For the period from January 19, 1996, to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The general partner received cash distributions totaling approximately $21,000 during the three month periods ended March 31, 1997 and 1996.


NOTE C - FORECLOSURE OF SUNNYMEAD TOWNE SHOPPING CENTER

In March 1997, the Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, was foreclosed on. Sunnymead had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet, leaving the property approximately 25% physically occupied. Effective March 1, 1996, the Partnership ceased making debt service payments, as the value of Sunnymead was estimated at less than the debt. The property was placed in receivership on May 1, 1996. In 1995, a $2,900,000 provision for impairment of value was recorded on the Sunnymead property. The Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value was other than temporary and recovery of the carrying value was not likely. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value. In the Managing general Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. As a result of the foreclosure, the Partnership recorded a gain on foreclosure of approximately $5,337,000. Prior to the foreclosure, the outstanding debt on the property was a note payable with a principal balance of $10,100,000 and accrued interest of approximately $1,591,000.

NOTE D - RESTRICTED CASH

Restricted cash at December 31, 1996 represents cash partially securing the Sunnymead note payable, which was restricted as to its use pursuant to a court approved reorganization plan and the modified note agreements (see "Note C").

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy for the three months ended March 31, 1997 and 1996:


                                                       Average
                                                      Occupancy
Property                                             1997     1996

Commerce Plaza                                       100%      92%
  Tampa, Florida

Regency Centre                                       95%       99%
  Lexington, Kentucky

Highland Park Commerce                               89%       97%
  Center - Phase II
  Charlotte, North Carolina

Interrich Plaza                                      64%       64%
  Richardson, Texas

Centre Stage Shopping Center                         99%       96%
  Norcross, Georgia

The Enclaves                                         93%       95%
  Atlanta, Georgia

Medtronics                                           100%     100%
  Irvine, California

Coral Palm Plaza Joint Venture:

Coral Palm Plaza                                     74%       76%
  Coral Springs, Florida

Minneapolis Business Parks
  Joint Venture:

Alpha Business Center                                95%       93%
  Bloomington, Minnesota

Plymouth Service Center                              100%     100%
  Plymouth, Minnesota

Westpoint Business Center                            99%       96%
  Plymouth, Minnesota



The Managing General Partner attributes the increase in occupancy at Commerce Plaza to the leasing of the remaining available space to a new tenant during the second quarter of 1996. Occupancy at Regency Centre decreased primarily as a result of a tenant vacating the property at the end of its lease in 1996. New leases have been executed for most of the currently vacant space, with the tenants scheduled to move in during the second quarter of 1997. Occupancy at Highland Park decreased as a result of two tenants vacating the property in 1996. Occupancy at Highland Park increased to 92% at March 31, 1997, as management continues to market the vacant space.

The Partnership's net income for the three months ended March 31, 1997, was approximately $4,290,000 compared to a net loss of approximately $864,000 for the corresponding period of 1996. The increase in net income is primarily attributable to the gain on the foreclosure of Sunnymead Towne Shopping Center during the three months ended March 31, 1997 (see "Item 1. Financial Statements, Note C"). The Partnership recognized an extraordinary gain on foreclosure of approximately $5,337,000. The Partnership's loss before the extraordinary gain was approximately $960,000 for the three months ended March 31, 1997 compared to approximately $800,000 for the comparable period in 1996. The increase in loss before the extraordinary gain was primarily due to an increase in operating expenses. Included in operating expense for the three months ended March 31, 1997, is approximately $14,000 of major repairs and maintenance comprised primarily of exterior building repairs. There were no expenditures for major repairs and maintenance during the three months ended March 31, 1996. Also contributing to the increase in operating expenses was an increase in contract security costs at Sunnymead as a result of the poor local economy. Snow removal costs at the Minnesota properties increased due to the severity of the winter. Operating expenses at The Enclaves increased partially due to a 1994 real estate tax assessment increase being received and paid in the first quarter of 1997. The Enclaves also had increases in sewer and electricity charges, landscaping materials, and interior painting expense. Partially offsetting the increase in operating expenses was the decrease in general and administrative expenses as a result of increased expense reimbursements in 1996, related to the costs incurred in connection with the transition and relocation of the partnership administrative offices during the first quarter of 1996.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $8,113,000 compared to approximately $6,425,000 at March 31, 1996. Net cash used in operating activities increased partially due to increases in operating expenses as discussed above. Also contributing to the increase in cash used in operating activities was an increase in cash used for accrued taxes and other liabilities related to the timing of payments. Net cash used in investing activities decreased due to decreased property improvements and replacements in the first quarter of 1997. Net cash used in financing activities increased due to a contribution from the minority interest in the joint venture in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $6,856,000, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of approximately $74,441,000, including deferred interest of approximately $32,502,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999, at which time the Partnership will have to extend the due dates of these notes, find replacement funding, or sell properties. Future cash distributions will depend on the levels of cash generated from operations and the availability of cash reserves. No cash distributions to the limited partners were made in 1996 or during the three months ended March 31, 1997. Currently, the Managing General Partner is evaluating the feasibility of a distribution from cash reserves in 1997.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended March 31, 1997.



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





                           CENTURY PENSION INCOME FUND XXIII

                           By:  FOX PARTNERS V,
                                Its General Partner


                           By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                Its Managing General Partner


                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director


                           By:  /s/Ronald Uretta
                                Ronald Uretta
                                Vice President and Treasurer

                           Date: May 14, 1997