Form 10-Q
period 1997-06-30
CENTURY PENSION INCOME FUND XXIII
filed 1997-08-11
CIK 764543

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


                 For the quarterly period ended June 30, 1997

                                      or

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



                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                            CENTURY PENSION INCOME FUND XXIII

                              CONSOLIDATED BALANCE SHEETS
                            (in thousands, except unit data)


                                                     June 30,      December 31,
                                                        1997            1996
                                                    (Unaudited)        (Note)
Assets
  Cash and cash equivalents                        $  8,907        $  8,289
  Restricted cash                                        --              80
  Receivables and other assets, net                   1,718           2,011
  Deferred charges                                    1,533           1,643
  Mortgage loan receivable                            1,137           1,137
  Investment properties:
     Land                                            16,384          18,165
     Buildings and related personal property         63,929          69,172
                                                     80,313          87,337
     Less accumulated depreciation                  (21,180)        (21,604)
                                                     59,133          65,733

                                                   $ 72,428        $ 78,893
Liabilities and Partners' Deficit

Liabilities
  Deferred income, accrued expenses and
    other liabilities                              $  1,232        $  1,189
  Accrued interest - promissory notes                 1,048           1,048
  Deferred interest - notes payable                     149           1,499
  Notes payable, $10,100 in default at
    December 31, 1996, (Note C)                       6,856          16,956
  Non-recourse promissory notes:
     Principal                                       41,939          41,939
     Deferred interest payable                       33,193          31,810

Minority interest in consolidated
 joint ventures                                       8,021           7,844

Partners' Deficit
  General partner's                                  (1,199)         (2,206)
  Limited partners' (95,789 units issued and
    outstanding at June 30, 1997 and
    December 31, 1996)                              (18,811)        (21,186)
                                                    (20,010)        (23,392)

                                                   $ 72,428        $ 78,893

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

            See Accompanying Notes to Consolidated Financial Statements


b)                        CENTURY PENSION INCOME FUND XXIII

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                           (in thousands, except unit data)

                                      Three Months Ended            Six Months Ended
                                          June 30,                      June 30,
                                     1997           1996           1997          1996
Revenues:
Rental income                    $  2,575       $  2,692       $  5,339       $  5,527
Interest income on mortgage
  loans                                21             21             41             41
Other income                          133            132            267            271
  Total revenues                    2,729          2,845          5,647          5,839
Expenses:
Interest to promissory note
  holders                           1,215          1,215          2,431          2,431
Amortization of sales
  commissions and
  organizational costs                105            103            210            207
Operating                           1,150          1,292          2,407          2,396
Depreciation                          585            572          1,206          1,215
Interest on notes payable             207            433            639            865
General and administrative            264            251            511            546
  Total expenses                    3,526          3,866          7,404          7,660

Loss before minority
 interest in joint ventures'
 operations and extraordinary
 gain on foreclosure                 (797)        (1,021)        (1,757)        (1,821)
Minority interest in joint
 ventures' operations                 (90)           (92)          (177)          (156)
Loss before extraordinary gain       (887)        (1,113)        (1,934)        (1,977)
Extraordinary gain on
 foreclosure                           --             --          5,337             --
Net (loss) income                $   (887)      $ (1,113)      $  3,403       $ (1,977)
Net (loss) income allocated to
general partner                  $    (18)      $    (22)      $  1,028       $    (40)
Net (loss) income allocated to
limited partners                     (869)        (1,091)         2,375         (1,937)
                                 $   (887)      $ (1,113)      $  3,403       $ (1,977)
Net (loss) income per limited
 partnership unit:
Loss before extraordinary gain   $  (9.07)      $ (11.39)      $ (19.78)      $ (20.23)
Extraordinary gain on
 foreclosure                           --             --          44.58             --
Net (loss) income per Limited
Partnership Unit                 $  (9.07)      $ (11.39)      $  24.80       $ (20.23)

             See Accompanying Notes to Consolidated Financial Statements

c)                        CENTURY PENSION INCOME FUND XXIII

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners'       Total
Original capital contributions      95,789       $   958       $ 47,894      $ 48,852

Partners' deficit at
  December 31, 1995                 95,789       $(2,089)      $(17,579)     $(19,668)

Distributions to partners               --           (21)           --            (21)

Net loss for the six months
 ended June 30, 1996                    --           (40)       (1,937)        (1,977)

Partners' deficit at
 June 30, 1996                      95,789       $(2,150)      $(19,516)     $(21,666)

Partners' deficit at
 December 31, 1996                  95,789       $(2,206)      $(21,186)     $(23,392)

Distributions to partners               --           (21)           --            (21)

Net income for the six months
 ended June 30, 1997                    --         1,028         2,375          3,403

Partners' deficit at
 June 30, 1997                      95,789       $(1,199)     $(18,811)      $(20,010)

          See Accompanying Notes to Consolidated Financial Statements

d)                     CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                         June 30,
                                                                    1997         1996
Cash flows from operating activities:
 Net income (loss)                                              $ 3,403     $  (1,977)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                   1,206         1,215
   Amortization of deferred charges                                 326           337
   Minority interest in joint ventures' operations                  177           156
   Deferred interest on non-recourse promissory notes             1,383         1,384
   Extraordinary gain on foreclosure                             (5,337)           --
   Casualty gain                                                    (37)           --
   Change in accounts:
     Restricted cash                                                 13           158
     Receivables and other assets                                  (170)         (414)
     Deferred charges                                              (243)         (111)
     Deferred income, accrued expenses and other liabilities        (51)          469
     Deferred interest - notes payable                              241           303

        Net cash provided by operating activities                   911         1,520

Cash flows from investing activities:
 Property replacements and improvements                            (272)         (511)

        Net cash used in investing activities                      (272)         (511)

Cash flows from financing activities:
 Joint venture partner contributions                                 --            38
 Cash distributions to general partner                              (21)          (21)

        Net cash (used in) provided by financing activities         (21)           17

Net increase in cash and cash equivalents                           618         1,026

Cash and cash equivalents at beginning of period                  8,289         6,378

Cash and cash equivalents at end of period                      $ 8,907     $   7,404

Supplemental disclosure of cash flow information:
  Cash paid for interest - notes payable                        $   398     $     562
  Cash paid for interest - non-recourse promissory notes        $ 1,048     $   1,048

          See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PENSION INCOME FUND XXIII

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES


Foreclosure:

During the six months ended June 30, 1997, Sunnymead Towne Center was foreclosed upon by the lender. In connection with this foreclosure, approximately $67,000 in cash was transferred to the lender as partial settlement on the outstanding debt. This cash was previously classified as restricted cash on the Partnership's balance sheet. In addition, the following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

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

Casualty Loss:

The Partnership recorded a net casualty gain during the six months ended June 30, 1997, resulting from a fire at The Enclaves which destroyed six apartment units. The damage resulted in a net gain of approximately $37,000. The following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

                                                     1997
Receivables and other assets                        $133
Building and related personal property               143
Other liabilities                                   (143)

e)                     CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                            1997           1996
Property management fees (included in operating
  expenses)                                              $  76           $  58
Reimbursement for services of affiliates (included
  in general and administrative expenses)                   98             148
Partnership management fee (included in general
  and administrative expenses)                              55              55


Affiliates of the Managing General Partner performed property management services for The Enclaves during 1996 and 1997. Effective May 1, 1996, an affiliate of Insignia began performing property management services for Coral Palm Plaza.

For the period from January 19, 1996, to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The Managing General Partner received cash distributions totaling approximately $21,000 during each of the six month periods ended June 30, 1997 and 1996.

NOTE C - FORECLOSURE OF SUNNYMEAD'S TOWNE SHOPPING CENTER

On March 27, 1997, the Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, was foreclosed on. Sunnymead had a significant tenant, which occupied 98,000 square feet, vacate in 1995. During February 1996, another major tenant vacated 11,000 square feet, leaving the property approximately 25% physically occupied. Effective March 1, 1996, the Partnership ceased making debt service payments, as the value of Sunnymead was estimated at less than the debt. The property was placed in receivership on May 1, 1996. In 1995, a $2,900,000 provision for impairment of value was recorded on the Sunnymead property. The Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, the decline in value was other than temporary and recovery of the carrying value was not likely. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value. In the Managing General Partner's opinion, it was not in the Partnership's best interest to contest the foreclosure action. As a result of the foreclosure, the Partnership recorded a gain on foreclosure of approximately $5,337,000. Prior to the foreclosure, the outstanding debt on the property was a note payable with a principal balance of $10,100,000 and accrued interest of approximately $1,591,000.

NOTE D - RESTRICTED CASH

Restricted cash at December 31, 1996 represents cash partially securing the Sunnymead note payable, which was restricted as to its use pursuant to a court approved reorganization plan and the modified note agreements (see "Note C").

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy for the six months ended June 30, 1997 and 1996:

                                            Average
                                           Occupancy
Property                                 1997     1996

Commerce Plaza                           100%      96%
  Tampa, Florida

Regency Centre                           95%       97%
  Lexington, Kentucky

Highland Park Commerce                   89%       95%
  Center - Phase II
  Charlotte, North Carolina

Interrich Plaza                          64%       64%
  Richardson, Texas

Centre Stage Shopping Center             99%       98%
  Norcross, Georgia

The Enclaves                             92%       96%
  Atlanta, Georgia

Medtronics                               100%     100%
  Irvine, California

Coral Palm Plaza Joint Venture:

Coral Palm Plaza                         74%       74%
  Coral Springs, Florida

Minneapolis Business Parks
  Joint Venture:

Alpha Business Center                    91%       92%
  Bloomington, Minnesota

Plymouth Service Center                  100%     100%
  Plymouth, Minnesota

Westpoint Business Center                97%       96%
  Plymouth, Minnesota


The Managing General Partner attributes the increase in occupancy at Commerce Plaza to the leasing of the remaining available space to a new tenant during the second quarter of 1996. Occupancy at Highland Park decreased as a result of two tenants vacating the property in 1996. Occupancy at The Enclaves has decreased as a result of upgrades and concessions offered at competing apartment complexes.

The Partnership's net income for the six months ended June 30, 1997, was approximately $3,403,000 compared to a net loss of approximately $1,977,000 for the corresponding period of 1996. The Partnership's net loss for the three months ended June 30, 1997, was approximately $887,000 compared to a net loss of approximately $1,113,000 for the corresponding period of 1996. The increase in net income for the six months ended June 30, 1997, is primarily attributable to the gain on foreclosure of Sunnymead Towne Shopping Center during the first quarter of 1997. The Partnership recognized an extraordinary gain on foreclosure of approximately $5,337,000. The Partnership's loss before extraordinary gain for the three and six month periods ended June 30, 1997 was approximately $1,934,000 compared to approximately $1,977,000 for the corresponding period of 1996. The decrease in net loss before extraordinary gain for the three and six month periods ended June 30, 1997 was primarily due to a decrease in interest on notes payable. The decrease in interest on notes payable is a result of the foreclosure on the Sunnymead Towne Center property as discussed above. This decrease in interest on notes payable was partially offset by a decrease in rental income, which was also the result of the Sunnymead Towne Center foreclosure. Despite the foreclosure on the Sunnymead Towne Center operating expenses increased due to increases in these expenses at The Enclaves and Medtronics. The increase in operating expense at The Enclaves is the result of increased sewer expenses, business license and permits, interior and exterior building improvements and tax expenses. Tax expenses increased due to an increased assessment from the taxing authorities.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $8,907,000 compared to approximately $7,404,000 at June 30, 1996. Net cash provided by operating activities decreased primarily as a result of decreases in tax accruals and interest accruals on notes payable. Also contributing to the decrease in net cash provided by operating activities is an increase in cash used for other liabilities. Net cash used in investing activities decreased due to decreased property improvements and replacements in the second quarter of 1997. Net cash used in financing activities increased due to a contribution from the minority interest in the joint venture in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $6,856,000, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of approximately $75,132,000, including deferred interest of approximately $33,193,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999, at which time the Partnership will have to extend the due dates of these notes, find replacement funding, or sell properties. Future cash distributions will depend on the levels of cash generated from operations and the availability of cash reserves. No cash distributions to the limited partners were made in 1996 or during the six months ended June 30, 1997. Currently, the Managing General Partner is evaluating the feasibility of a distribution from cash reserves in 1997.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended June 30, 1997.



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

                         Date:   August 11, 1997