Form 10-Q
period 1997-09-30
CENTURY PENSION INCOME FUND XXIII
filed 1997-11-14
CIK 764543

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


              For the quarterly period ended September 30, 1997

                                      or

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




                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                         CENTURY PENSION INCOME FUND XXIII

                              CONSOLIDATED BALANCE SHEETS
                            (in thousands, except unit data)


                                                   September 30,    December 31,
                                                        1997            1996
                                                    (Unaudited)        (Note)
Assets
  Cash and cash equivalents                        $  8,723        $  8,289
  Restricted cash                                        --              80
  Receivables and other assets, net                   1,660           1,667
  Deferred charges                                    1,848           1,987
  Mortgage loan receivable                            1,137           1,137
  Investment properties:
     Land                                            16,384          18,165
     Buildings and related personal property         63,972          69,172
                                                     80,356          87,337
     Less accumulated depreciation                  (21,758)        (21,604)
                                                     58,598          65,733

                                                   $ 71,966        $ 78,893
Liabilities and Partners' Deficit

Liabilities
  Deferred income, accrued expenses and
    other liabilities                              $  1,510        $  1,189
  Accrued interest - promissory notes                   524           1,048
  Deferred interest - notes payable                     157           1,499
  Notes payable, $10,100 in default at
    December 31, 1996, (Note C)                       6,856          16,956
  Non-recourse promissory notes:
     Principal                                       41,939          41,939
     Deferred interest payable                       33,885          31,810

Minority interest in consolidated
 joint ventures                                       8,062           7,844

Partners' Deficit
  General partner's                                  (1,239)         (2,206)
  Limited partners' (95,789 units issued and
    outstanding at September 30, 1997 and
    December 31, 1996)                              (19,728)        (21,186)
                                                    (20,967)        (23,392)

                                                   $ 71,966        $ 78,893

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

            See Accompanying Notes to Consolidated Financial Statements


b)                     CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                      1997         1996        1997       1996
Revenues:
Rental income                       $  2,559    $  2,826    $  7,898   $  8,353
Interest income on mortgage loan          20          20          61         61
Other income                             149         165         416        436
  Total revenues                       2,728       3,011       8,375      8,850
Expenses:
Interest to promissory note
  holders                              1,216       1,216       3,647      3,647
Amortization of sales
  commissions and
  organizational costs                   104         107         314        314
Operating                              1,236       1,206       3,643      3,602
Depreciation                             578         603       1,784      1,818
Interest on notes payable                207         446         846      1,311
General and administrative               281         301         792        847
  Total expenses                       3,622       3,879      11,026     11,539

Loss before minority
 interest in joint ventures'
 operations and extraordinary
 gain on foreclosure                    (894)       (868)     (2,651)    (2,689)
Minority interest in joint
 ventures' operations                    (41)       (127)       (218)      (283)
Loss before extraordinary gain          (935)       (995)     (2,869)    (2,972)
Extraordinary gain on
 foreclosure                              --          --       5,337         --
Net (loss) income                   $   (935)   $   (995)   $  2,468   $ (2,972)
Net (loss) income allocated to
general partner                     $    (18)   $    (20)   $  1,010   $    (59)
Net (loss) income allocated to
limited partners                        (917)       (975)      1,458     (2,913)
                                    $   (935)   $   (995)   $  2,468   $ (2,972)
Net (loss) income per limited
 partnership unit:
Loss before extraordinary gain      $  (9.58)   $ (10.18)   $ (29.36)  $ (30.41)
Extraordinary gain on
 foreclosure                              --          --       44.58         --
Net (loss) income per Limited
Partnership Unit                    $  (9.58)   $ (10.18)   $  15.22   $ (30.41)

             See Accompanying Notes to Consolidated Financial Statements


c)                     CENTURY PENSION INCOME FUND XXIII

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General     Limited
                                   Units     Partner    Partners'      Total

Original capital contributions    95,789     $   958     $ 47,894    $ 48,852

Partners' deficit at
  December 31, 1995               95,789     $(2,089)    $(17,579)   $(19,668)

Distributions to partners             --         (43)         --          (43)

Net loss for the nine months
 ended September 30, 1996             --         (59)     (2,913)      (2,972)

Partners' deficit at
 September 30, 1996               95,789     $(2,191)    $(20,492)   $(22,683)

Partners' deficit at
 December 31, 1996                95,789     $(2,206)    $(21,186)   $(23,392)

Distributions to partners             --         (43)         --          (43)

Net income for the nine months
 ended September 30, 1997             --       1,010       1,458        2,468

Partners' deficit at
 September 30, 1997               95,789     $(1,239)   $(19,728)    $(20,967)

          See Accompanying Notes to Consolidated Financial Statements


d)                      CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   1997       1996
Cash flows from operating activities:
 Net income (loss)                                              $ 2,468   $  (2,972)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                   1,784       1,818
   Amortization of deferred charges                                 500         503
   Minority interest in joint ventures' operations                  218         283
   Deferred interest on non-recourse promissory notes             2,075       2,075
   Extraordinary gain on foreclosure                             (5,337)         --
   Casualty gain                                                    (37)         --
   Change in accounts:
     Receivables and other assets                                  (556)       (801)
     Deferred charges                                              (388)        (25)
     Deferred income, accrued expenses and other liabilities       (265)        174
     Deferred interest - notes payable                              249         551

        Net cash provided by operating activities                   711       1,606

Cash flows from investing activities:
 Restricted cash                                                     13         (62)
 Insurance proceeds                                                 100          --
 Property replacements and improvements                            (347)       (628)

        Net cash used in investing activities                      (234)       (690)

Cash flows from financing activities:
 Joint venture partner contributions                                 --          38
 Cash distributions to general partner                              (43)        (43)

        Net cash used in financing activities                       (43)         (5)

Net increase in cash and cash equivalents                           434         911

Cash and cash equivalents at beginning of period                  8,289       6,378

Cash and cash equivalents at end of period                      $ 8,723   $   7,289

Supplemental disclosure of cash flow information:
  Cash paid for interest - notes payable                        $   596   $     761
  Cash paid for interest - non-recourse promissory notes        $ 2,097   $   2,097

          See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PENSION INCOME FUND XXIII

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES


Foreclosure:

During the nine months ended September 30, 1997, Sunnymead Towne Center was foreclosed upon by the lender. In connection with this foreclosure, approximately $67,000 in cash was transferred to the lender as partial settlement on the outstanding debt. This cash was previously classified as restricted cash on the Partnership's balance sheet. In addition, the following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

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

Casualty Loss:

The Partnership recorded a net casualty gain during the nine months ended September 30, 1997, resulting from a fire at The Enclaves which destroyed six apartment units. The damage resulted in a net gain of approximately $37,000. The following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

                                                     1997
Receivables and other assets                        $ 33
Building and related personal property               111
Other liabilities                                    111


e)                     CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine month periods ended September 30, 1997 and 1996 (in thousands):


                                                           1997           1996
Property management fees (included in operating
  expenses)                                              $ 111           $ 101
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  147             183
Partnership management fee (included in general
  and administrative expenses)                             111             111

Affiliates of the Managing General Partner performed property management services for The Enclaves during 1996 and 1997. Effective May 1, 1996, an affiliate of Insignia began performing property management services for Coral Palm Plaza.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

The Managing General Partner received cash distributions totaling approximately $43,000 during each of the nine month periods ended September 30, 1997 and 1996.

NOTE C - FORECLOSURE OF SUNNYMEAD TOWNE SHOPPING CENTER

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy for the nine months ended September 30, 1997 and 1996:


                                            Average
                                           Occupancy

Property                                 1997     1996

Commerce Plaza                           100%      96%
  Tampa, Florida

Regency Centre                           95%       96%
  Lexington, Kentucky

Highland Park Commerce                   89%       95%
  Center - Phase II
  Charlotte, North Carolina

Interrich Plaza                          64%       64%
  Richardson, Texas

Centre Stage Shopping Center             99%       99%
  Norcross, Georgia

The Enclaves                             92%       96%
  Atlanta, Georgia

Medtronics                               100%     100%
  Irvine, California

Coral Palm Plaza Joint Venture:

Coral Palm Plaza                         72%       73%
  Coral Springs, Florida

Minneapolis Business Parks
  Joint Venture:

Alpha Business Center                    90%       93%
  Bloomington, Minnesota

Plymouth Service Center                  100%      99%
  Plymouth, Minnesota

Westpoint Business Center                96%       97%
  Plymouth, Minnesota


The Managing General Partner attributes the increase in occupancy at Commerce Plaza to the leasing of the remaining available space to a new tenant during the second quarter of 1996. Occupancy at Highland Park decreased as a result of two tenants vacating the property in 1996. Occupancy at The Enclaves has decreased as a result of upgrades and concessions offered at competing apartment complexes. Occupancy at Alpha Business Center decreased as a result of two tenants vacating the property in 1997 and to lease turnover in 1997.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $2,468,000 compared to a net loss of approximately $2,972,000 for the corresponding period of 1996. The Partnership's net loss for the three months ended September 30, 1997, was approximately $935,000 compared to a net loss of approximately $995,000 for the corresponding period of 1996. The increase in net income for the nine months ended September 30, 1997, is primarily attributable to the gain on foreclosure of Sunnymead Towne Shopping Center during the first quarter of 1997. The Partnership recognized an extraordinary gain on foreclosure of approximately $5,337,000 (see Note C - Foreclosure of Sunnymead Towne Shopping Center). The Partnership's loss before extraordinary gain for the nine month period ended September 30, 1997 was approximately $2,869,000 compared to approximately $2,972,000 for the corresponding period of 1996. The decrease in net loss before extraordinary gain for the three and nine month periods ended September 30, 1997 was primarily due to a decrease in interest on notes payable. The decrease in interest on notes payable is a result of the foreclosure on the Sunnymead Towne Center property as discussed above. This decrease in interest on notes payable was partially offset by a decrease in rental income, which was also the result of the Sunnymead Towne Center foreclosure. Despite the foreclosure on the Sunnymead Towne Center, operating expenses increased due to increases in these expenses at The Enclaves, Alpha Business Center, and Coral Palm Plaza. The increase in operating expense at The Enclaves is the result of increased sewer expenses, business license and permits, interior and exterior building improvements and tax expenses. Tax expenses increased due to an increased assessment from the taxing authorities. Operating expenses increased at Alpha Business Center due to exterior painting, roof repairs and paving expenses in 1997. The increase in operating expense at Coral Palm Plaza was due to exterior painting and roof repairs.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $8,723,000 compared to approximately $7,289,000 at September 30, 1996. Net cash provided by operating activities decreased as a result of an increase in cash used for deferred charges and other liabilities. Net cash used in investing activities decreased due to decreased property improvements and replacements in 1997. Net cash used in financing activities increased due to a contribution from the minority interest in the joint venture in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $6,856,000, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of approximately $75,824,000, including deferred interest of approximately $33,885,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999, at which time the Partnership will have to extend the due dates of these notes, find replacement funding, or sell properties. Future cash distributions will depend on the levels of cash generated from operations and the availability of cash reserves. No cash distributions to the limited partners were made in 1996 or during the nine months ended September 30, 1997. Currently, the Managing General Partner is evaluating the feasibility of a distribution from cash reserves in 1997.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1997.



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

                           Date:  November 14, 1997