Form 10-K
period 1997-12-31
CENTURY PENSION INCOME FUND XXIII
filed 1998-03-31
CIK 764543

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

                  For the fiscal year ended December 31, 1997

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

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                               (864)  239-1000

               Registrant's telephone number, including area code

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Pension Income Fund XXIII (the "Registrant" or the "Partnership") was organized in June 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners V, a California general partnership, is the General Partner of the Partnership. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the General Partners of Fox Partners V. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II").

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

Beginning in July 1985 through December 1986, the Partnership offered $50,000,000 in Individual Investor Units and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). The Partnership sold Individual Investor Units and Pension Investor Notes of $47,894,500 and $41,939,000, respectively. The net proceeds of this offering were originally used to acquire interests in five business parks and two shopping centers and to fund eight mortgage loans. The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing properties, and invest in, service, and ultimately collect or dispose of mortgage loans on income-producing properties. The Partnership presently owns seven investment properties. These properties include one residential apartment
complex, two shopping centers, three    business parks, and one industrial
building. The Partnership also owns joint venture interests in four other commercial properties. One joint venture with an affiliated partnership, in which the Partnership has a 66 2/3 percent interest, owns a shopping center. Another joint venture with an affiliated partnership, in which the Partnership has a 68 percent interest, owns three business parks. In addition, the Partnership still holds one mortgage loan receivable. See "Item 2, Description of Properties" for a description of the Partnership's properties.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services for the Partnership's residential investment property. Insignia Commercial Group, Inc., an affiliate of the Managing General Partner, provides day-to-day management services for Coral Palm Plaza. With respect to the Partnership's other commercial properties, management is performed by an unaffiliated third party management company. See "Item 8. Financial Statements and Supplementary Data - Note C" for additional information.

The real estate business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry.
Each of its properties are located in   or near a major urban area and,
accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Change in Control

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity II pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold, indirectly, certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

On January 19, 1996, IFGP Corporation, an affiliate of Insignia, acquired all of the issued and outstanding shares of capital stock of National Property Investors, Inc. ("NPI"). At the time, NPI was the sole shareholder of NPI Equity II. In addition, on June 1996, an affiliate of Insignia purchased all of the issued and outstanding shares of capital stock of the Managing General Partner. As a result of the foregoing transactions, IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                    Date of
Property                            Purchase Type of Ownership (4)             Use
Commerce Plaza                        3/86    Fee ownership            Business Park
 Tampa, Florida                                                        83,000 sq. ft.

Regency Centre                        5/86    Fee ownership            Shopping Center
 Lexington, Kentucky                                                   124,000 sq. ft.

Highland Park Commerce                9/86    Fee ownership            Business Park
 Center Phase II                                                       66,000 sq. ft.
  Charlotte, North Carolina

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

Schedule of Properties:
  (in thousands)

                                 Gross
                               Carrying   Accumulated                       Federal
Property                         Value    Depreciation   Rate   Method     Tax Basis
Commerce Plaza                $  6,532    $  1,864       5-39     SL      $   3,759
Regency Centre                  14,328       4,366       5-39     SL          7,943
Highland Park II                 5,865       2,055       5-39     SL          3,194
Interrich Plaza                  2,922         705       5-39     SL          2,299
Centre Stage                     8,337       1,953       5-39     SL          6,619
The Enclaves                    10,629       1,974       5-39     SL          8,642
Medtronics                       1,767         114       5-39     SL          1,648

CORAL PALM JOINT VENTURE:

 Coral Palm Plaza                7,512       3,550       5-39     SL         13,420

MINNEAPOLIS BUSINESS PARKS
  JOINT VENTURE:

 Alpha Business Center          10,540       2,730       5-39     SL          8,887
 Plymouth Service Center         2,741         793       5-39     SL          2,309
 Westpoint Business Center       7,426       2,254       5-39     SL          5,840
     Total                    $ 78,599    $ 22,358                         $ 64,560

See "Item 8. Financial Statements and Supplementary Data - Note B" for a further description of the Partnership's depreciation policy.

All of the Partnership's properties are pledged as collateral for the Non-Recourse Promissory Notes. See "Item 8. Financial Statements and Supplementary Data - Note H" for information about the payments of the Non-Recourse Promissory Notes. In addition, The Enclaves is pledged as collateral for additional financing. The Enclaves note, with a principal balance of approximately $6,856,000 at December 31, 1997, bears interest at 12.0625 percent and requires a balloon payment of $6,856,000 in April 2001, exclusive of deferred interest. The Partnership makes monthly interest only payments of approximately $66,000 on the debt.

The mortgage note payable is non-recourse and is secured by pledge of the property and by a pledge of revenues from the rental property. The Enclaves note includes prepayment penalties if repaid prior to maturity.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                         Average Annual                   Average
                                          Rental Rates                   Occupancy
           Property                   1997             1996           1997      1996
Commerce Plaza                    $ 8.16/sq. ft.   $ 7.94/sq. ft.     100%        97%
Regency Centre                     10.14/sq. ft.     9.46/sq. ft.      95%        96%
Highland Park II                    8.42/sq. ft.     8.49/sq. ft.      91%        93%
Interrich Plaza                     4.96/sq. ft.     5.36/sq. ft.      73%        64%
Centre Stage                        9.05/sq. ft.     8.85/sq. ft.      99%        99%
Medtronics                          8.16/sq. ft.     8.16/sq. ft.     100%       100%
The Enclaves                        9,208/unit       9,003/unit        92%        95%

CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza                  $ 8.58/sq. ft.   $ 7.25/sq. ft.      71%        74%

MINNEAPOLIS BUSINESS PARKS
 JOINT VENTURE:

Alpha Business Center             $ 8.09/sq. ft.   $ 7.45/sq. ft.      90%        94%
Plymouth Service Center             6.21/sq. ft.     6.10/sq. ft.      99%        99%
Westpoint Business Center           6.19/sq. ft.     6.13/sq. ft.      95%        97%

The Managing General Partner attributes the increase in occupancy at Commerce Plaza to the leasing of the remaining available space to a new tenant during the second quarter of 1996. Occupancy at Highland Park II decreased as a result of two tenants vacating the property in 1996. The increase in occupancy at Interrich Plaza is attributable to the property being fully occupied during the fourth quarter of 1997. Occupancy at The Enclaves has decreased as a result of upgrades and concessions offered at competing apartment complexes. The Enclaves also lost four units as a result of a fire during May 1997. Occupancy at Coral Palm Plaza decreased as a result of two tenants vacating the property during the fourth quarter of 1997. Occupancy at Alpha Business Center decreased as a result of two tenants vacating the property in 1997 and to lease turnover in 1997.

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


SCHEDULE OF LEASE EXPIRATIONS FOR 1998-2007:

                                                                     % of Gross
                      Number of       Square         Annual            Annual
                     Expirations       Feet           Rent              Rent
Commerce Plaza
1998                      1            9,523        $111,419            16.4%
1999                      1            6,889          60,279             8.8%
2000                      2           65,833         509,837            74.8%
2001-2007                 0               --              --              --

Regency Centre
1998                      5            8,241        $109,940             8.9%
1999                      5           11,561         161,194            13.1%
2000                      7           13,773         176,698            14.3%
2001                      4            9,600         126,560            10.2%
2002                      7           14,414         175,572            14.2%
2003                      3           30,461         246,397            19.9%
2004                      1           32,154         239,226            19.4%
2005-2007                 0               --              --              --

Highland Park II
1998                      9           22,701         183,171            35.5%
1999                      3           15,277         130,951            25.4%
2000                      5            6,918          58,872            11.4%
2001                      1            3,274          28,942             5.6%
2002                      2            7,231          79,839            15.5%
2003-2007                 0               --              --              --

Interrich Plaza
1998                      2            6,530          37,583            13.0%
1999                      1            4,730          27,198             9.4%
2000                      1            3,500          19,250             6.7%
2001-2002                 0               --              --              --
2003                      1           36,209         193,356            67.0%
2004-2007                 0               --              --              --

Centre Stage
1998                      4            9,678         104,252            11.6%
1999                      1            2,000          27,000             3.0%
2000                      5            7,823         100,848            11.2%
2001                      0               --              --               --
2002                      5           10,616         137,297            15.2%
2003-2005                 0               --              --               --
2006                      2            5,450          69,908             7.8%
2007                      0               --              --              --

Medtronics
1998 - 1999               0               --              --               --
2000                      1           35,000         285,600           100.0%
2001-2007                 0               --              --               --

CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza
1998                      2            2,760          27,351             3.2%
1999                      1            3,600          34,128             3.9%
2000                      8           10,350         120,034            13.9%
2001                      4            7,050          89,039            10.3%
2002                      4            7,350          80,092             9.2%
2003                      2           12,212          97,585            11.3%
2004                      1            9,064          86,652            10.0%
2005                      1           20,000         150,000            17.3%
2006                      0               --              --              --
2007                      2           17,600         182,000            21.0%

MINNEAPOLIS BUSINESS PARKS JOINT VENTURE:

Alpha Business Center
1998                      4           12,305        $100,488             7.7%
1999                     11           39,457         300,020            22.9%
2000                     12           37,118         319,136            24.4%
2001                      6           52,378         415,930            31.8%
2002                      5           15,392         161,512            12.4%
2003-2007                 0               --              --              --

Plymouth Service Center
1998                      2            9,976          72,233            15.4%
1999                      1           14,332         104,480            22.4%
2000                      0               --              --              --
2001                      1           13,966          83,700            17.9%
2002                      0               --              --              --
2003                      1           35,768         207,067            44.3%
2004-2007                 0               --              --              --

Westpoint Business Center
1998                      7           24,586         185,162            20.1%
1999                      9           61,388         386,883            42.0%
2000                      6           14,118         103,617            11.3%
2001                      1           11,048          88,274             9.6%
2002-2003                 0               --              --              --
2004                      1           24,890          88,344             9.6%
2005-2007                 0               --              --              --


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property at December 31, 1997:

                                                                        Annual
                                         Square        Expiration      Rent Per
                                         Footage        of Lease     Square Foot
Commerce Plaza
 Government Office                        9,523          9/30/98      $11.70
 Bank                                    64,186          1/31/00        7.68

Regency Center
 Craft Store                             18,121          2/28/03        7.84
 Fashion Discount                        32,154         11/30/04        7.44

Highland Park II
 Bank                                    13,154          3/31/99        8.75
 Marketing                                6,788          4/30/98        6.50

Interrich Plaza
 Electronic Manufacturer                 36,209         12/31/03        5.34

Centre Stage
 Grocer                                  58,890          3/31/11        7.64

Medtronics
 Medical Products                        35,000          6/30/00        8.16

CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza
 Craft Store                              20,000         2/28/05       $7.50

MINNEAPOLIS BUSINESS PARKS JOINT VENTURE

Alpha Business Center
 HVAC Supplies                            22,020         9/30/01       $6.56

Plymouth Service Center
 Sales - Tool Parts                       14,332         5/31/99        7.29
 Eye Doctor                               13,966         9/30/01        5.99
 Building Supplies                        35,768        12/31/03        5.79

Westpoint Business Center
 Parts Manufacturer                       18,637         8/31/99        3.66
 Parts Manufacturer                       24,890         1/31/04        3.55
 Tile                                     18,775         7/31/99        7.88

REAL ESTATE TAXES AND RATES:

                                1997           1997
Property                      Billing          Rate
                           (in thousands)
Commerce Plaza                $ 88            2.58%
Regency Centre                  84             .97%
Highland Park II                45            1.26%
Interrich Plaza                 33            2.49%
Centre Stage                    94            1.38%
The Enclaves                   164            3.95%
Medtronics                      28            1.20%

CORAL PALM PLAZA
   JOINT VENTURE:
Coral Palm Plaza               192            2.66%

MINNEAPOLIS BUSINESS PARKS
   JOINT VENTURE:
Alpha Business Center          297            5.64%
Plymouth Service Center        130            5.81%
Westpoint Business Center      319            5.82%

ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding routine litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, sold 95,789 Individual Investor Units during its offering period through December 1986. As of December 31, 1997, the number of holders of Individual Investor Units was 3,040. There is no intention to sell additional Individual Investor Units nor is there an established market for these Units.

In accordance with the Partnership Agreement, distributions are to be made to the General Partner equal to 2% of the cash distributed to holders of the Promissory Notes. As such, cash distributions of $43,000 were made to the General Partner during each of the years ended December 31, 1997, 1996 and 1995. Additionally, a cash distribution of $21,000 was made to the General Partner during February 1998. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. No cash distributions were made to the limited partners in 1997, 1996, or 1995.

ITEM 6. SELECTED FINANCIAL DATA

The following represents selected financial data for the Partnership, for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                              For the Years Ended December 31,
                                      1997       1996       1995       1994       1993
                                             (in thousands except per unit data)
Total revenues                     $ 11,112   $ 12,282   $ 12,717   $ 11,473   $ 10,730
Loss before minority interest
 in joint ventures' operations     $ (5,536)  $ (3,258)  $ (6,651)  $ (9,762)  $ (4,466)
Minority interest in joint
 ventures' operations                   415       (423)      (507)     1,245       (107)
Extraordinary gain on foreclosure     5,337         --         --         --         --

Net income (loss)                  $    216   $ (3,681)  $ (7,158)  $ (8,517)  $ (4,573)

Net loss per individual investor
 unit (1)                          $  (7.82)  $ (37.66)  $ (73.23)  $ (87.14)  $ (46.79)

Total assets                       $ 69,727   $ 78,893   $ 78,154   $ 83,300   $ 89,645

Long-term obligations:
 Nonrecourse promissory notes:
  Principal                        $ 41,939   $ 41,939   $ 41,939   $ 41,939   $ 41,939
  Deferred interest payable          34,576     31,810     29,044     26,278     23,512

 Notes payable                        6,856     16,956     16,956     16,947     16,902

Total                              $ 83,371   $ 90,705   $ 87,939   $ 85,164   $ 82,353

Cash distributions per
 individual investor unit          $     --   $     --   $     --   $     --   $     --

(1) $500 original contribution per unit, based on units outstanding during the year after giving effect to the allocation of net loss to the general partner.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

1997 Compared to 1996

The Partnership's net income for the year ended December 31, 1997 was approximately $216,000 compared to a net loss of approximately $3,681,000 for the year ended December 31, 1996. The increase in net income for the year ended December 31, 1997 was attributable to the gain on foreclosure of Sunnymead Towne Shopping Center ("Sunnymead") during the first quarter of 1997. The Partnership recognized an extraordinary gain on foreclosure of approximately $5,337,000 (see Note M - Foreclosure of Sunnymead Towne Shopping Center). The Partnership's loss before the extraordinary gain for the year ended December 31, 1997 was approximately $5,121,000 compared to approximately $3,681,000 for the corresponding period of 1996. The increase in net loss before extraordinary gain was primarily attributable to the provision for the impairment of value of $2,067,000 at Coral Palm Plaza (see "Item 8. Financial Statements - Note F - Provision for Impairment of Value"). The increase in net loss was also attributable to a decrease in rental income. This decrease in rental income was a result of the foreclosure on Sunnymead as discussed above. The increase in net loss was partially offset by decreases in both interest on notes payable and depreciation expense which are also the result of the foreclosure of Sunnymead. The increase in minority interest in joint ventures' operations is attributable to the provision for impairment value on Coral Palm Plaza as discussed above.

Included in operating expenses for the year ended December 31, 1997 is approximately $245,000 of major repairs and maintenance comprised primarily of exterior painting, major landscaping, and exterior building repairs.

1996 Compared to 1995

The Partnership's net loss for the year ended December 31, 1996, was approximately $3,681,000 versus a net loss of approximately $7,158,000 for the corresponding period of 1995. The operations of the Partnership were stable from 1995 to 1996. The decrease in the net loss is primarily attributable to a $2,900,000 provision for impairment of value, recorded on Sunnymead in 1995.
See "Item 8. Financial Statements - Note F", for a further discussion. Also contributing to the decrease in net loss was the loss on satisfaction of a mortgage loan receivable of $978,000 recognized in 1995, as discussed in "Item
8. Financial Statements - Note D." Partially offsetting these decreases in net loss was a decrease in other income due to a lease buy-out at Coral Palm Plaza being recognized as income during 1995. General and administrative expenses increased primarily due to an increase in expense reimbursements. As noted in "Item 8. Financial Statements - Note C", the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. The increase in expense reimbursements is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $9,366,000 compared to approximately $8,289,000 at December 31, 1996. The net increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 was $1,077,000 and $1,854,000, respectively. Net cash provided by operating activities decreased primarily as a result of increases in deferred income, and increased cash payments for interest, accrued expenses and other liabilities due to the timing of payments to creditors. Net cash used in investing activities decreased due to decreased property improvements and replacements in 1997 and the receipt of insurance proceeds relating to a fire at The Enclaves during 1997. Net cash used in financing activities increased due to a contribution from the minority interest partner in the joint venture in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $6,856,000 requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of $76,515,000, including deferred interest of $34,576,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999. The Managing General Partner is currently evaluating the feasibility of selling some of the Partnership's properties in order to pay off the outstanding Notes and/or seeking to either extend the maturity date of the Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1999 obligations. Future cash distributions will depend on the levels of cash generated from operations and the availability of cash reserves. No cash distributions to the limited partners were made in 1997, 1996, or 1995. Cash distributions of $43,000 were made to the General Partner during 1997, 1996, and 1995. A cash distribution of $21,000 was made to the General Partner during February 1998.

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

Provision for Impairment of Value

In 1997, two significant tenants that had occupied 36,000 square feet (27% of leasable space) at Coral Palm Plaza moved out. The Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, a decline in value had occurred which was other than temporary. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value and an impairment write down of $2,067,000 was recorded at December 31, 1997.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY PENSION INCOME FUND XXIII

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Operations - Years ended December 31, 1997, 1996, and 1995

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1997, 1996, and 1995

Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995

Notes to Consolidated Financial Statements


                          Independent Auditors' Report



To the Partners
Century Pension Income Fund XXIII,
A California Limited Partnership
Greenville, South Carolina

We have audited the accompanying consolidated balance sheets of Century Pension Income Fund XXIII, A California Limited Partnership (the "Partnership") and its joint ventures as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the financial statements, the Partnership's Non-Recourse Promissory Notes, totaling approximately $79,627,000 in principal and interest, mature on February 15, 1999. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pension Income Fund XXIII, A California Limited Partnership, and its joint ventures as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                    /s/Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants

New York, N.Y.
February 16, 1998

                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                 December 31,    December 31,
                                                     1997            1996
Assets
  Cash and cash equivalents                     $  9,366         $  8,289
  Restricted cash                                     --               80
  Receivables and deposits                         1,118            1,647
  Other assets                                       332              149
  Mortgage loan receivable                         1,137            1,137
  Deferred charges                                 1,533            1,858
  Investment properties:
     Land                                         15,970           18,165
     Buildings and related personal
       property                                   62,629           69,172
                                                  78,599           87,337
     Less accumulated depreciation               (22,358)         (21,604)
                                                  56,241           65,733
                                                $ 69,727         $ 78,893
Liabilities and Partners' Deficit

Liabilities
  Deferred income, accrued expenses
   and other liabilities                        $    933         $  1,189
  Accrued interest-promissory notes                1,048            1,048
  Deferred interest-notes payable                    165            1,499
  Notes payable, $10,100 in default
   at December 31, 1996, (Note I)                  6,856           16,956
  Non-recourse promissory notes:
   Principal                                      41,939           41,939
   Deferred interest payable                      34,576           31,810

Minority interest in consolidated
  joint ventures                                   7,429            7,844

Partners' Deficit
  General partner's                               (1,284)          (2,206)
  Limited partners' (95,789 units issued and
   outstanding at December 31, 1997 and 1996)    (21,935)         (21,186)
                                                 (23,219)         (23,392)
                                                $ 69,727         $ 78,893

          See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                           Years Ended December 31,
                                                       1997          1996         1995
Revenues:
  Rental income                                    $  10,458     $  11,576   $   11,524
  Interest income on mortgage loans                       81            81           81
  Other income                                           573           625        1,112
     Total revenues                                   11,112        12,282       12,717

Expenses
  Operating                                            3,317         3,463        3,678
  General and administrative                           1,006         1,035          780
  Depreciation                                         2,378         2,510        2,565
  Interest on notes payable                            1,053         1,744        1,729
  Interest to promissory note holders                  4,863         4,863        4,863
  Amortization                                           420           420          419
  Property taxes                                       1,544         1,505        1,456
  Provision for impairment of value                    2,067            --        2,900
  Loss on satisfaction of mortgage
   loan receivable                                        --            --          978
      Total expenses                                  16,648        15,540       19,368

Loss before minority interest in joint ventures'
 operations and extraordinary gain on foreclosure     (5,536)       (3,258)      (6,651)

Minority interest in joint
  ventures' operations                                   415          (423)        (507)

Loss before extraordinary gain                        (5,121)       (3,681)      (7,158)
Extraordinary gain on foreclosure                      5,337            --           --

Net income (loss)                                  $     216     $  (3,681)  $   (7,158)

Net income (loss) allocated to general
 partner                                           $     965     $     (74)  $     (143)
Net loss allocated to limited
 partners                                               (749)       (3,607)      (7,015)
                                                   $     216     $  (3,681)  $   (7,158)
Net loss per limited
 partnership unit                                  $   (7.82)    $  (37.66)  $   (73.23)

          See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                   Limited
                                 Partnership   General      Limited
                                    Units      Partner's    Partners'      Total
Original capital contributions     95,789    $     958    $   47,894   $   48,852

Partners' deficit at
 December 31, 1994                 95,789    $  (1,903)   $  (10,564)  $  (12,467)

Distributions to general
 partner                               --          (43)           --          (43)

Net loss for the year
 ended December 31, 1995               --         (143)       (7,015)      (7,158)

Partners' deficit at
  December 31, 1995                95,789       (2,089)      (17,579)     (19,668)

Distributions to general
 partner                               --          (43)           --          (43)

Net loss for the year
  ended December 31, 1996              --          (74)       (3,607)      (3,681)

Partners' deficit at
  December 31, 1996                95,789       (2,206)      (21,186)     (23,392)

Distributions to general
   partner                             --          (43)           --          (43)

Net income (loss) for the year
  ended December 31, 1997              --          965          (749)         216

Partners' deficit at
   December 31, 1997               95,789    $  (1,284)   $  (21,935)  $  (23,219)

          See Accompanying Notes to Consolidated Financial Statements

                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Years Ended December 31,
                                                       1997          1996          1995
Cash flows from operating activities:
 Net income (loss)                                $     216     $  (3,681)    $  (7,158)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation                                       2,378         2,510         2,565
   Amortization of deferred charges                     683           672           673
   Provision for impairment of value                  2,067            --         2,900
   Provision for doubtful receivables                   354           272            27
   Loss on satisfaction of mortgage loan
     receivable                                          --            --           978
   Minority interest in joint ventures'
     operations                                        (415)          423           507
   Deferred interest added to note payable
     principal                                           --            --             9
   Deferred interest on non-recourse
      promissory notes                                2,766         2,766         2,766
   Extraordinary gain on foreclosure                 (5,337)           --            --
   Casualty loss                                         75            --            --
   Changes in accounts:
      Receivables and deposits                         (521)       (1,141)           --
      Other assets                                     (182)          (12)          207
      Deferred charges                                 (385)         (361)           --
      Deferred income, interest, accrued
       expenses and other liabilities                    50         1,236          (422)

        Net cash provided by operating
          activities                                  1,749         2,684         3,052

Cash flows from investing activities:
 Restricted cash                                         13            --            --
 Cost of real estate acquired through
  foreclosure                                            --            --        (1,114)
 Property replacements and improvements                (742)         (825)         (864)
 Insurance proceeds                                     100            --            --
 Proceeds from satisfaction of mortgage
     loan receivable                                     --            --         1,007

        Net cash used in investing activities          (629)         (825)         (971)

Cash flows from financing activities:
 Joint venture partner contributions                     --            38            --
 Joint venture partner distributions                     --            --          (805)
 Cash distributions to the general partner              (43)          (43)          (43)

       Net cash used in financing activities            (43)           (5)         (848)

Increase in cash and cash equivalents                 1,077         1,854         1,233

Cash and cash equivalents at beginning of year        8,289         6,435         5,202

Cash and cash equivalents at end of year          $   9,366     $   8,289     $   6,435

Supplemental disclosure of cash flow
  information:
 Cash paid for interest - notes payable           $     795     $     893     $   1,644
 Cash paid for interest - non-recourse
     promissory notes                             $   2,097     $   2,097     $   2,097

Supplemental disclosure of non-cash
 investing and financing activities:
 Mortgage loan receivable reclassified to
    real estate                                   $      --     $      --     $     612

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure:

During the year ended December 31, 1997, Sunnymead Towne Center was foreclosed upon by the lender. In connection with this foreclosure, approximately $67,000 in cash was transferred to the lender as partial settlement on the outstanding debt. This cash was previously classified as restricted cash on the Partnership's balance sheet. In addition, the following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

                                           1997
Receivables and deposits               $  (663)
Other assets                               (27)
Investment properties                   (5,714)
Tenant security deposit liabilities         42
Accrued interest on notes payable        1,591
Other liabilities                            8
Notes payable                           10,100

Casualty Loss:

The Partnership recorded a net casualty loss during the year ended December 31, 1997, resulting from a fire at The Enclaves which destroyed six apartment units. The damage resulted in a net loss of approximately $75,000. The following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

                                         1997

Receivables and other assets            $ 12

          See Accompanying Notes to Consolidated Financial Statements



                       CENTURY PENSION INCOME FUND XXIII
             Notes to Consolidated Financial Statements - Continued

                       CENTURY PENSION INCOME FUND XXIII

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note H, the Non-Recourse Promissory Notes (the "Notes"), totaling approximately $79,627,000 (at maturity) in principal and deferred interest, mature on February 15, 1999. The Managing General Partner is currently evaluating the feasibility of selling some of the Partnership's properties in order to pay off the outstanding Notes and/or seeking to either extend the maturity date of the Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1999 obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Century Pension Income Fund XXIII (the "Partnership"), is a limited partnership organized in 1984 under the laws of the State of California to acquire, hold for investment and ultimately sell income-producing real properties, and invest in, service, and ultimately collect or dispose of mortgage loans on income-producing real properties. The Partnership currently owns one apartment complex located in Georgia, three business parks located in Florida, North Carolina and Texas, one industrial building located in California, and two shopping centers located in Kentucky and Georgia. The Partnership also holds a sixty-eight percent joint venture interest in three business parks located in Minnesota and a sixty-six and two thirds percent joint venture interest in a shopping center located in Florida. The General Partner is Fox Partners V, a California general partnership whose general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired
(i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC. The capital contributions of $47,894,500 ($500 per unit) were made by individual investor unit holders.

Principles of Consolidation: The consolidated financial statements include the statements of the Partnership, its wholly-owned subsidiary, and two joint ventures in which the Partnership has a controlling interest. An affiliated Partnership owns the minority interest in these joint ventures. All significant intercompany transactions and balances have been eliminated.

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

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term nature of these instruments. The estimated fair value of the Non-Recourse Promissory notes is not practicable to estimate because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership. The fair value of the note payable and deferred interest encumbering The Enclaves, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates the carrying balance.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds and certificates of deposit with original maturities of less than 90 days at the time of purchase. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Investment Properties (continued): In 1997, the Partnership determined that the Coral Palm Plaza Joint Venture property, with a carrying value of $6,029,000, was impaired and its value was written down by $2,067,000 to reflect its fair value at December 31, 1997 of $3,962,000. The fair value was based upon current economic conditions and projected future operational cash flows (see Note F).

Depreciation: Depreciation is computed by the straight-line method over estimated useful lives ranging from twenty-seven and one-half to thirty nine years for buildings and improvements and five to seven years for furnishings.

Leases: The Partnership generally leases apartment units for twelve-month terms or less and recognizes income as earned on these leases. The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

Some of these commercial leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. This straight-line basis recognized $51,000 and $215,000 more in rental income than was collected in 1997 and 1996, respectively. This amount will be collected in future years, as cash collections under the terms of the leases exceed the straight-line basis of revenue recognition.

The Partnership recognized bad debt expense associated with lease income of $354,000, $272,000, and $27,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

Deferred Charges: Included in deferred charges are sales commissions, organization expenses and lease commissions. Sales commissions and organization expenses related to the Pension Investor Notes ("Non-Recourse Promissory Notes", "Promissory Notes" or "Notes"), are deferred and amortized by the straight-line method over the life of the Notes. Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1997 and 1996, deferred charges totaled $7,369,000 and $7,182,000 and accumulated amortization totaled $5,836,000 and $5,323,000, respectively.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $49,000, $39,000 and $66,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassifications: Certain reclassifications have been made to the 1996 and 1995 balances to conform to the 1997 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.
The following transactions with affiliates of Insignia, NPI Equity, and affiliates of NPI Equity were incurred in 1997, 1996 and 1995:

                                                          Years Ended December 31,
                                                     1997          1996          1995
                                                               (in thousands)
Property management fees (included in
  operating expense)                                $ 147         $ 140         $ 104
Reimbursement for services of affiliates
  (included in general and administrative
  and operating expenses)(1)                          204           184            96
Services relating to successful real estate
  tax appeals (included in operating expenses)         --            --            88
Partnership management fee (included in general
  and administrative expenses)                        111           111           111
                                                    $ 462         $ 435         $ 399

(1) Included in "Reimbursements for services of affiliates" for 1997 and 1996 is approximately $7,000 and $1,000, respectively, in reimbursements for construction oversight costs. There were no such costs in 1995.

Affiliates of the Managing General Partner performed property management services for The Enclaves during 1995, 1996 and 1997. Effective May 1, 1996, an affiliate of Insignia began performing property management services for Coral Palm Plaza.

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

In accordance with the Partnership Agreement, the General Partner was allocated its two percent continuing interest in the Partnership's net income and loss and taxable income and loss exclusive of gains or losses on property dispositions recognized in 1997. The extraordinary gain on the Sunnymead foreclosure has been allocated 20% to the General Partner and 80% to the limited partners per the terms of the Partnership Agreement. In each of the years ended December
31, 1997, 1996 and 1995, the General Partner received $43,000 of cash distributions, which were equal to two percent of cash distributions to Promissory Note holders. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee.

NOTE D - MORTGAGE LOANS RECEIVABLE

The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable, which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994, and in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through a deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expenses) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000, was reclassified as real estate in 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt.

In July 1995, the Partnership lost its second mortgage interest on 1726 M Street when the first mortgagee foreclosed on this property. In 1992, the Partnership fully reserved for this contingency.

In April 1995, the Partnership received $1,007,000 in full satisfaction of its mortgage loan receivable on the Warren, Michigan property. The property had been classified as an in-substance foreclosure property. The Partnership recorded a $978,000 loss on satisfaction of a mortgage loan receivable in 1995. In 1992, a $1,850,000 provision for uncollectable mortgage and interest receivable had been recorded.

Interest income on mortgage loans totaled $81,000 for each of the years ended December 31, 1997, 1996, and 1995.

NOTE E - JOINT VENTURES

The Partnership has investments in two consolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 66.67% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIV, a California Limited Partnership ("CPF XXIV") and an affiliate of FCMC and FRI. Also, on January 23, 1987, Coral Palm Plaza Joint Venture acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership reflects its interest in the Coral Palm Plaza Joint Venture utilizing full consolidation whereby all of the accounts of the joint venture are included in the Partnership's financial statements (intercompany accounts are eliminated).

Summary financial information for Coral Palm Plaza Joint Venture is as follows (in thousands):

                                                December 31,
                                          1997               1996

Total assets                           $ 5,041            $ 7,301
Total liabilities                         (366)              (468)
Total ventures' equity                 $ 4,675            $ 6,833

                                         Years Ended December 31,
                                         1997               1996

Total revenues                         $   739            $ 1,183
Total expenses (Note F)                 (2,897)              (807)
Net income                             $(2,158)           $   376

Minneapolis Business Parks Joint Venture

On April 30, 1987, the Partnership acquired a 68% ownership interest in Minneapolis Business Parks Joint Venture, a joint venture with CPF XXIV. On May 5, 1987, Minneapolis Business Parks Joint Venture acquired Alpha Business Center located in Bloomington, Minnesota; Plymouth Service Center located in Plymouth, Minnesota, and Westpoint Business Center located in Plymouth, Minnesota. The Partnership reflects its interest in the Minneapolis Business Parks Joint Venture utilizing full consolidation whereby all of the accounts of the joint venture are included in the Partnership's financial statements (intercompany accounts are eliminated).

Summary financial information for Minneapolis Business Park Joint Venture is as follows (in thousands):

                                                 December 31,
                                           1997               1996

Total assets                             $18,331            $17,412
Total liabilities                           (167)              (176)
Total ventures' equity                   $18,164            $17,236

                                           Years Ended December 31,
                                           1997               1996

Total revenues                           $ 3,190            $ 3,136
Total expenses                            (2,262)            (2,202)
Net income                               $   928            $   934

NOTE F - PROVISION FOR IMPAIRMENT OF VALUE

During 1997, two significant tenants that had occupied 36,000 square feet (27% of leasable space) at Coral Palm Plaza moved out. The Partnership determined that, based on economic conditions at the time as well as projected future operational cash flows, a decline in value had occurred which was other than temporary. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value and an impairment write down of $2,067,000 was recorded at December 31, 1997.

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

In October 1995, the Partnership accepted a lease buy-out and termination agreement with a former tenant at the Partnership's Coral Palm Plaza property. The $300,000 termination payment, has been deferred and is being amortized into income on a straight-line basis over the remaining three years of the former tenant's lease. This space had not been re-leased at December 31, 1997.

NOTE H - NON-RECOURSE PROMISSORY NOTES

The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership, by a security interest in the joint venture interests held by the Partnership, and by a pledge of the note and of the deed of trust on the real properties underlying the mortgage loans made by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000, bear interest at 12 percent per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at ten percent per annum, except that portions of the interest may be deferred, provided the Partnership makes minimum interest payments of 5% on the unpaid principal balance. The deferred interest does not accrue additional interest. The Notes are due February 15, 1999. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership property or Partnership mortgage loan, 98 percent of the resulting distributable cash proceeds is first allocated to the payment of the Promissory Notes until such Notes and related accumulated deferred interest payable are repaid and, thereafter, the cash proceeds are distributed to the Partnership's General Partner, Individual Unit holders, and Note holders. Note holders are also entitled to the payment of residual interest after specified payments to the General Partner and Individual Unit holders as set forth in the Trust Indenture, but it appears no residual interest will be paid. Refer to "Note A" for a discussion regarding the Managing General Partner's intentions to meet its obligation when the Promissory Notes mature.

NOTE I - MORTGAGE NOTE PAYABLE

The Enclaves Apartments ("Enclaves") complex located in Atlanta, Georgia was the only property pledged as collateral for the note payable at December 31, 1997. The Enclaves note, with a principal balance of approximately $6,856,000, bears interest at 12.0625 percent. The Enclaves note requires a balloon payment of $6,856,000 in April 2001, exclusive of deferred interest. The Partnership makes monthly interest only payments of approximately $66,000 on the debt. Principal payments at December 31, 1997, are required as follows (in thousands):

                      1998              $      0
                      1999                     0
                      2000                     0
                      2001                 6,856
                     Total              $  6,856

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's property and by a pledge of revenues from the property. The Enclaves note includes prepayment penalties if repaid prior to maturity.

NOTE J - MINIMUM FUTURE RENTAL REVENUES

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1997, are as follows (in thousands):

       1998               $ 7,173
       1999                 6,014
       2000                 4,419
       2001                 3,261
       2002                 2,527
    Thereafter              7,031

      Total               $30,425


Amortization of deferred leasing commissions totaled $255,000, $252,000, and $254,000 for 1997, 1996, and 1995, respectively, and are included in operating expenses.

NOTE K - INCOME TAXES

A reconciliation of the net income (loss) per the financial statements to the net taxable loss to the partners is as follows (in thousands, except unit data):

                                                          1997        1996        1995
Net income (loss) as reported                         $     216   $  (3,681)  $  (7,158)
Add (deduct):
 Provision for impairment of value                        2,067          --       2,900
 Loss on satisfaction of mortgage receivable                 --          --         978
Original issue discount                                  (1,256)       (936)       (641)
Deferred income                                            (136)       (453)       (425)
Depreciation differences                                   (368)       (393)       (295)
Long-term capital loss                                       --          --      (7,980)
Bad debt expense                                             77         236          --
Interest expense capitalized                                 23           4          52
Minority interest in joint ventures' operations            (682)         24         181
Interest accrual                                            (21)       (114)       (118)
Loss on fire                                                 75          --          --
Gain on disposal of property                             (5,263)         --          --
Federal taxable loss                                  $  (5,268)  $  (5,313)  $ (12,506)
Federal taxable loss per limited
 partnership unit                                     $     (54)  $     (54)  $    (128)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands) at December 31:


                                                          1997        1996        1995
Net liabilities as reported                           $ (23,219)  $ (23,392)  $ (19,668)
Differences resulted from:
 Sales commissions and organization expenses              6,558       6,558       6,558
 Original issue discount                                  2,845       4,101       5,037
 Provision for impairment of value                       12,058       9,991       9,991
 Deferred income                                           (189)        (53)        400
 Acquisition costs expensed                                 (21)        (21)        (21)
 Depreciation                                            (3,415)     (3,047)     (2,654)
 Payments credited to rental properties                   2,111       2,111       2,111
 Minority interest in joint ventures' operations         (4,191)     (3,509)     (3,533)
 Capitalized expense                                        509         486         486
 Interest expense capitalized                               202         202         198
 Bad debt expense                                           367         290          54
 Interest accrual                                           654         674         788
 Other                                                      485         485         485
 Disposal of property                                    (5,188)         --          --
Net (liabilities) assets-Federal tax basis            $ (10,434)  $  (5,124)  $     232


NOTE L - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION (IN THOUSANDS)

                                            Initial Cost to Partnership
                                                            Building        Net Cost
                                                              and         Capitalized
                                                            Related      (written down)
                             Encumbrances                   Personal     Subsequent to
        Description              (1)           Land         Property      Acquisition
PARTNERSHIP:
Commerce Plaza               $     --      $  1,604       $  4,188        $    740

Regency Centre                     --         3,123         10,398             807

Highland Park  - Phase II          --           654          4,849             362

Interrich Plaza                    --           587          1,833             502

Centre Stage Shopping              --         1,300          6,588             449
  Center

The Enclaves                    6,856         1,901          7,603           1,125

Medtronics                         --           345          1,381              41

JOINT VENTURES:

Coral Palm Plaza                   --         5,009         11,046          (8,543)

Alpha Business Center              --         3,199          6,735             606

Plymouth Service Center            --           475          2,306             (40)

Westpoint Business Center          --         1,166          5,987             273

Total                        $  6,856      $ 19,363       $ 62,914        $ (3,678)

(1) The Non-Recourse Promissory notes are secured by a deed of trust on all properties owned in fee by the Partnership and by a security interest in the joint venture interests held by the Partnership.

                   Gross Amount at which carried
                        at December 31, 1997

                                       Buildings
                                      and Related
                                       Personal                   Accumulated         Date         Depreciable
       Description         Land        Property       Total      Depreciation        Acquired      Life-Years
PARTNERSHIP:
Commerce Plaza           $ 1,604       $ 4,928       $   6,532     $   1,864           3/86        5-39 years

Regency Centre             3,111        11,217          14,328         4,366           5/86        5-39 years

Highland Park - Phase II     619         5,246           5,865         2,055           9/86        5-39 years

Interrich Plaza              587         2,335           2,922           705           4/88        5-39 years

Centre Stage Shopping      1,300         7,037           8,337         1,953           1/90        5-39 years

Center

The Enclaves               1,901         8,728          10,629         1,974           4/91        5-39 years

Medtronics                   345         1,422           1,767           114           4/95        5-39 years

JOINT VENTURES:

Coral Palm Plaza           1,980         5,532         7,512           3,550           1/87        5-39 years

Alpha Business Center      3,002         7,538        10,540           2,730           5/87        5-39 years

Plymouth Service Center      419         2,322         2,741             793           5/87        5-39 years

Westpoint Business Center  1,102         6,324         7,426           2,254           5/87        5-39 years

Total                    $15,970       $62,629       $78,599       $  22,358

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                             Years Ended December 31,
                                     1997             1996           1995
Investment Properties

Balance at beginning of year       $87,337          $86,512         $88,807
 Property improvements                 742              825             864
 Casualty loss                         (95)              --              --
 Property acquired through
  deed in lieu of foreclosure
  of mortgage loan receivable           --               --           1,726
 Provision for impairment of
  value                             (2,067)              --          (2,900)
 Disposal via foreclosure           (7,318)              --              --
 Satisfaction of mortgage
  receivable on property
  classified as in-substance
  foreclosure property                  --               --          (1,985)

Balance at end of year             $78,599          $87,337         $86,512

Accumulated Depreciation

Balance at beginning of year       $21,604          $19,094         $16,529
 Additions charged to expense        2,378            2,510           2,565
 Disposal via foreclosure           (1,604)              --              --
 Casualty loss                         (20)              --              --

Balance at end of year             $22,358          $21,604         $19,094

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $90,164,000 and $101,522,000, respectively.
Accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996, is $25,604,000 and $24,650,000, respectively.

NOTE M - FORECLOSURE OF SUNNYMEAD TOWNE SHOPPING CENTER

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither the Registrant nor Fox Partners VI ("Fox"), the General Partner of the Registrant, has any officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is a wholly-owned affiliate of Insignia Financial Group, Inc. ("Insignia").

The names and ages of, as well as the positions held by the executive officers and directors of FCMC are set forth below. No family relationships exist among any of the officers or directors of FCMC.

  Name                           Age               Position


  William H. Jarrard, Jr.        51                President and Director

  Ronald Uretta                  41                Vice President and Treasurer

  Martha L. Long                 38                Controller

  Robert D. Long, Jr.            30                Vice President

  Daniel M. LeBey                32                Vice President and Secretary

  Kelley M. Buechler             40                Assistant Secretary

William H. Jarrard, Jr. has been President and Director of FCMC since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director-Partnership Administration of Insignia from January 1991 through September 1997, and served as Managing Director-Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of FCMC since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of FCMC since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of FCMC since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of FCMC since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of FCMC since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 11.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
14. Certain Relationships and Related Transactions."

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997, 1996 and 1995:

                                                   Years Ended December 31,
                                               1997          1996         1995
                                                          (in thousands)
Property management fees                      $ 147         $ 140        $ 104
Reimbursement for services of affiliates        204           184           96
Services relating to successful
  real estate tax appeals                        --            --           88
Partnership management fee                      111           111          111
                                              $ 462         $ 435        $ 399

Affiliates of the Managing General Partner performed property management services for The Enclaves during 1995, 1996 and 1997. Effective May 1, 1996, an affiliate of Insignia began performing property management services for Coral Palm Plaza.

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

In accordance with the Partnership Agreement, the General Partner was allocated its two percent continuing interest in the Partnership's net income and loss and taxable income and loss exclusive of gains or losses on property dispositions recognized in 1997. The extraordinary gain on the Sunnymead foreclosure has been allocated 20% to the General Partner and 80% to the limited partners after deducting any distributions made to the general partner during 1997. In each of the years ended December 31, 1997, 1996 and 1995, the General Partner received $43,000 of cash distributions, which were equal to two percent of cash distributions to Promissory Note holders. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee.

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


(b) Reports on Form 8-K: None filed during the fourth quarter of 1997.



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

                                        Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/William H. Jarrard, Jr.         President and       March 31, 1998
William H. Jarrard                 Director


/s/Ronald Uretta                   Vice President and  March 31, 1998
Ronald Uretta                      Treasurer



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

27.  Financial Data Schedule is filed as an Exhibit to this report.