Form 10-Q
period 1998-03-31
CENTURY PENSION INCOME FUND XXIII
filed 1998-05-14
CIK 764543

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from .........to.........
               (Amended by Exch Act Rel No. 312905 eff. 4/26/93.)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                     March 31,    December 31,
                                                        1998          1997
                                                    (Unaudited)      (Note)
Assets
  Cash and cash equivalents                        $  9,369        $  9,366
  Receivables and deposits                            1,512           1,118
  Other assets                                          286             332
  Mortgage loan receivable                            1,137           1,137
  Deferred charges                                    1,385           1,533
  Investment properties:
    Land                                             15,970          15,970
    Buildings and related personal property          62,830          62,629
                                                     78,800          78,599
    Less accumulated depreciation                   (22,950)        (22,358)
                                                     55,850          56,241

                                                   $ 69,539        $ 69,727
Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                 $    114        $     34
  Tenant security deposit liabilities                   370             367
  Accrued property taxes                                374             258
  Accrued interest - promissory notes                   524           1,048
  Accrued interest - notes payable                      173             165
  Other liabilities                                     227             274
  Notes payable                                       6,856           6,856
  Non-recourse promissory notes:
     Principal                                       41,939          41,939
     Deferred interest payable                       35,268          34,576

Minority interest in consolidated
 joint ventures                                       7,576           7,429

Partners' Deficit
  General partner's                                  (1,318)         (1,284)
  Limited partners' (95,789 units issued and
    outstanding at March 31, 1998 and
    December 31, 1997)                              (22,564)        (21,935)
                                                    (23,882)        (23,219)

                                                   $ 69,539        $ 69,727

  Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements


b)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
Revenues:
  Rental income                                        $  2,799      $  2,756
  Interest income on mortgage loans                          20            20
  Other income                                              140           134
     Total revenues                                       2,959         2,910
Expenses:
  Operating                                                 699           836
  General and administrative                                271           247
  Depreciation                                              592           621
  Interest on notes payable                                 207           432
  Interest to promissory note holders                     1,216         1,216
  Amortization of deferred charges                          110           105
  Property taxes                                            359           413
     Total expenses                                       3,454         3,870

Loss before minority interest in joint ventures'
  operations and extraordinary gain on foreclosure         (495)         (960)

Minority interest in joint ventures' operations            (147)          (87)

Loss before extraordinary gain                             (642)       (1,047)
Extraordinary gain on foreclosure                            --         5,337

Net (loss) income                                      $   (642)     $  4,290

Net (loss) income allocated to general partner         $    (13)     $  1,046
Net (loss) income allocated to limited partners            (629)        3,244
                                                       $   (642)     $  4,290

Net (loss) income per limited partnership unit:

Loss before extraordinary gain                         $  (6.57)     $ (10.71)
Extraordinary gain on foreclosure                            --         44.58

Net (loss) income per limited partnership unit         $  (6.57)     $  33.87


          See Accompanying Notes to Consolidated Financial Statements


c)
                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership  General    Limited
                                    Units    Partner's  Partners'     Total

Original capital contributions     95,789     $   958    $ 47,894   $ 48,852

Partners' deficit
 at December 31, 1996              95,789     $(2,206)   $(21,186)  $(23,392)

Distribution to general partner        --         (21)         --        (21)

Net income for the three months
 ended March 31, 1997                  --       1,046       3,244      4,290

Partners' deficit
 at March 31, 1997                 95,789     $(1,181)   $(17,942)  $(19,123)

Partners' deficit
  at December 31, 1997             95,789     $(1,284)   $(21,935)  $(23,219)

Distribution to general partner        --         (21)         --        (21)

Net loss for the three months
  ended March 31, 1998                 --         (13)       (629)      (642)

Partners' deficit
  at March 31, 1998                95,789     $(1,318)   $(22,564)  $(23,882)


          See Accompanying Notes to Consolidated Financial Statements


d)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                               1998      1997
Cash flows from operating activities:
 Net (loss) income                                           $  (642)   $ 4,290
 Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Depreciation                                                  592        621
   Amortization of deferred charges and lease commissions        172        164
   Minority interest in joint ventures' operations               147         87
   Deferred interest on non-recourse promissory notes            692        692
   Extraordinary gain on foreclosure                              --     (5,337)
   Change in accounts:
     Receivables and deposits                                   (394)      (126)
     Other assets                                                 46       (302)
     Deferred charges                                            (24)       150
     Accounts payable                                             80         49
     Tenant security deposit liabilities                           3        (10)
     Accrued property taxes                                      116        102
     Other liabilities                                           (47)      (149)
     Accrued interest on notes payable                             8        233
     Accrued interest - promissory notes                        (524)      (524)

        Net cash provided by (used in) operating activities      225        (60)

Cash flows from investing activities:
 Property replacements and improvements                         (201)       (95)

        Net cash used in investing activities                   (201)       (95)

Cash flows from financing activities:
 Cash distributions to the general partner                       (21)       (21)

        Net cash used in financing activities                    (21)       (21)

Net increase (decrease) in cash and cash equivalents               3       (176)

Cash and cash equivalents at beginning of period               9,366      8,289

Cash and cash equivalents at end of period                   $ 9,369    $ 8,113

Supplemental disclosure of cash flow information:

  Cash paid for interest - notes payable                     $    199   $   199

  Cash paid for interest - non-recourse promissory notes     $  1,048   $ 1,048


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

                                             March 31, 1997

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


e)
                       CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in "Item 2, Management's Discussion and Analysis or Plan of Operation," the Non-Recourse Promissory Notes (the "Notes"), totaling approximately $79,627,000 (at maturity) in principal and deferred interest, mature on February 15, 1999. The Managing General Partner is currently evaluating the feasibility of selling some of the Partnership's properties in order to pay off the outstanding Notes and/or seeking to either extend the maturity date of the Notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1999 obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Pension Income Fund XXIII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the three month periods ended March 31, 1998 and 1997:

                                                          1998         1997
                                                            (in thousands)
Property management fees (included in operating
  expense)                                                $ 38         $ 38
Reimbursement for services of affiliates (included
  in general and administrative expenses and
  operating expenses) (1)                                   60           24
Partnership management fee (included in general
  and administrative expenses)                              55           55

(1)Included in "Reimbursements for services of affiliates" for the period ended March 31, 1998 is approximately $1,000 in reimbursements for construction oversight costs. There were no such costs for the period ended March 31, 1997.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

In accordance with the Partnership Agreement (the "Agreement") the General Partner was allocated its two percent continuing interest in the Partnership's net income or loss and taxable income or loss exclusive of gains or losses on any property dispositions. The extraordinary gain on the Sunnymead foreclosure recognized during the three month period ended March 31, 1997 was allocated 20% to the General Partner and 80% to the limited partners per the terms of the Agreement.

The partnership management fee is limited by the Agreement to ten percent of net cash available for distribution before interest payments to the Promissory Noteholders and the partnership management fee. The Managing General Partner received cash distributions totaling approximately $21,000 during each of the three month periods ended March 31, 1998 and 1997.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE D - FORECLOSURE OF SUNNYMEAD TOWNE SHOPPING CENTER

On March 27, 1997, the Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, was foreclosed on. Several significant tenants vacated Sunnymead in 1995 and 1996 and the Partnership recorded a provision for impairment of value. In 1996 the Partnership ceased making debt service payments and the property was placed in receivership in May of 1996. The Managing General Partner determined it was not in the Partnership's best interest to contest the foreclosure action as the value of the Sunnymead property was estimated at less than the debt. As a result of the foreclosure, the Partnership recorded a gain on foreclosure of approximately $5,337,000 during the three month period ended March 31, 1997. Prior to the foreclosure, the outstanding debt on the property was a note payable with a principal balance of $10,100,000 and accrued interest of approximately $1,591,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy for the three months ended March 31, 1998 and 1997:


                                                        Average
                                                       Occupancy
Property                                          1998            1997

Commerce Plaza                                    100%            100%
  Tampa, Florida

Regency Centre                                    88%             95%
  Lexington, Kentucky

Highland Park Commerce                            90%             89%
  Center - Phase II
  Charlotte, North Carolina

Interrich Plaza                                   100%            64%
  Richardson, Texas

Centre Stage Shopping Center                      99%             99%
  Norcross, Georgia

The Enclaves                                      95%             93%
  Atlanta, Georgia

Medtronics                                        100%            100%
  Irvine, California

CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza                                  69%             74%
  Coral Springs, Florida

MINNEAPOLIS BUSINESS PARKS
  JOINT VENTURE:

Alpha Business Center                             95%             95%
  Bloomington, Minnesota

Plymouth Service Center                           100%            100%
  Plymouth, Minnesota

Westpoint Business Center                         92%             99%
  Plymouth, Minnesota

The Managing General Partner attributes the decrease in occupancy at Regency Centre to a vacancy created by a tenant suddenly moving out of a 10,810 sq. foot space. The Managing General Partner is currently negotiating with a prospective new tenant to occupy this space. Occupancy at Interrich Plaza is currently at 100% due to the demand for warehouse space in the Dallas/Fort Worth area. Occupancy at Coral Palm Plaza decreased as a result of two tenants vacating the property during the fourth quarter of 1997. Occupancy at Westpoint Business Center decreased as a result of a tenant exercising a termination option. A new lease has been signed to occupy this space.

Results of Operations

The Partnership's net loss for the three months ended March 31, 1998 was approximately $642,000 compared to net income of approximately $4,290,000 for the three months ended March 31, 1997. The decrease in net income is primarily attributable to the extraordinary gain of approximately $5,337,000 on the foreclosure of Sunnymead Towne Shopping Center during the three months ended March 31, 1997 (see "Item 1. Financial Statements, Note D"). The Partnership's loss before the extraordinary gain was approximately $1,047,000 for the three months ended March 31, 1997 compared to a loss of approximately $642,000 for the comparable period of 1998. The decrease in loss before the extraordinary gain was primarily due to a decrease in interest on notes payable due to the Sunnymead foreclosure. Also contributing to the decrease in loss before the extraordinary gain was a decrease in operating and property tax expenses. Contributing to the decrease in operating expense was the absence of Sunnymead expenses in 1998 and a decrease in operating expenses at The Enclaves due to decreases in administrative salaries and administrative units related to personnel changes. In addition, operating expenses at Coral Palm Plaza decreased primarily due to lower repairs and maintenance costs. Property tax expense decreased primarily due to the successful appeal of the 1997 property tax assessment for Coral Palm Plaza. The property was notified that there would be a refund of overpaid taxes in the second quarter of 1998. The decrease in operating and property tax expenses was partially offset by an increase in general and administrative expense primarily attributable to increased general partner reimbursements.

Included in operating expense for the three months ended March 31, 1998 is approximately $22,000 of major repairs and maintenance comprised primarily of major landscaping and exterior painting. Included in operating expense for the three months ended March 31, 1997 is approximately $14,000 of major repairs and maintenance comprised primarily of exterior building repairs and major landscaping.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $9,369,000 compared to approximately $8,113,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 was approximately $3,000 compared to a net decrease of approximately $176,000 at March 31, 1997. Net cash provided by operating activities increased primarily due to the decrease in net loss exclusive of extraordinary gain as discussed above. Also contributing to the increase were decreases in cash payments for accounts payable and other liabilities due to the timing of payments. Offsetting these items was an increase in receivables and deposits due to the timing of payments for tax and insurance escrows and the property tax refund receivable for Coral Palm related to the tax appeal discussed above. Net cash used in investing activities increased due to increased property improvements and replacements in the first quarter of 1998. Net cash used in financing activities was consistent for both periods.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets, debt service requirements and other operating needs of the Partnership. The mortgage indebtedness of approximately $6,856,000, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes of approximately $77,207,000, including deferred interest of approximately $35,268,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999. The Managing General Partner is currently evaluating the feasibility of selling some of the Partnership's properties in order to payoff the outstanding notes and/or seeking to either extend the maturity date of the notes or find replacement financing. However, there can be no assurance that these courses of action will be successful and that the Partnership will have sufficient funds to meet its 1999 obligations. Future cash distributions will depend on the levels of cash generated from operations and the availability of cash reserves. No cash distributions were paid or declared on behalf of the limited partners in 1997 or during the three months ended March 31, 1998. Cash distributions of approximately $21,000 were paid to the General Partner during each of the three month periods ended March 31, 1998 and 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Managing General Partner is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such other matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended March 31, 1998.


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


                           Date: May 14, 1998