Form 10-Q
period 1998-06-30
CENTURY PENSION INCOME FUND XXIII
filed 1998-08-13
CIK 764543

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


                  For the quarterly period ended June 30, 1998

                                       or

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                     June 30,     December 31,
                                                       1998           1997
                                                    (Unaudited)      (Note)
Assets
  Cash and cash equivalents                        $ 10,602        $  9,366
  Receivables and deposits                            1,271           1,118
  Other assets                                          284             332
  Mortgage loan receivable                            1,137           1,137
  Deferred charges                                    1,330           1,533
  Investment properties:
    Land                                             15,970          15,970
    Buildings and related personal property          62,926          62,629
                                                     78,896          78,599
    Less accumulated depreciation                   (23,572)        (22,358)
                                                     55,324          56,241

                                                   $ 69,948        $ 69,727
Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                 $     22        $     34
  Tenant security deposit liabilities                   351             367
  Accrued property taxes                                365             258
  Accrued interest - promissory notes                 1,048           1,048
  Accrued interest - notes payable                      181             165
  Other liabilities                                     194             274
  Notes payable                                       6,856           6,856
  Non-recourse promissory notes:
     Principal                                       41,939          41,939
     Deferred interest payable                       35,959          34,576

Minority interest in consolidated
 joint ventures                                       7,676           7,429

Partners' Deficit
  General partner's                                  (1,333)         (1,284)
  Limited partners' (95,789 units issued and
    outstanding at June 30, 1998 and
    December 31, 1997)                              (23,310)        (21,935)
                                                    (24,643)        (23,219)

                                                   $ 69,948        $ 69,727

 Note: The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements


b)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    1998         1997        1998       1997
Revenues:
 Rental income                   $  2,763     $  2,568     $  5,562   $  5,324
 Interest income on mortgage
   loans                               21           21           41         41
 Other income                         143          133          283        267
   Total revenues                   2,927        2,722        5,886      5,632
Expenses:
 Operating                            835          738        1,534      1,574
 General and administrative           225          264          496        511
 Depreciation                         622          585        1,214      1,206
 Interest on notes payable            207          207          414        639
 Interest to promissory note
   holders                          1,215        1,215        2,431      2,431
 Amortization of deferred
   charges                            106          105          216        210
 Property taxes                       379          405          738        818
   Total expenses                   3,589        3,519        7,043      7,389

Loss before minority
 interest in joint ventures'
 operations and extraordinary
 gain on foreclosure                 (662)        (797)      (1,157)    (1,757)

Minority interest in joint
 ventures' operations                 (99)         (90)        (246)      (177)

Loss before extraordinary gain       (761)        (887)      (1,403)    (1,934)
Extraordinary gain on
 foreclosure                           --           --           --      5,337

Net (loss) income                $   (761)    $   (887)    $ (1,403)  $  3,403

Net (loss) income allocated to
 general partner                 $    (15)    $    (18)    $    (28)  $  1,028

Net (loss) income allocated to
 limited partners                    (746)        (869)      (1,375)     2,375
                                 $   (761)    $   (887)    $ (1,403)  $  3,403

Net (loss) income per limited
 partnership unit:

Loss before extraordinary gain   $  (7.79)    $  (9.07)    $ (14.35)  $ (19.78)
Extraordinary gain on
 Foreclosure                           --           --           --      44.58

Net (loss) income per limited
 Partnership unit                $  (7.79)    $  (9.07)    $ (14.35)  $  24.80

          See Accompanying Notes to Consolidated Financial Statements

c)
                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units      Partner's   Partners'     Total
Original capital contributions      95,789       $   958     $ 47,894    $ 48,852

Partners' deficit
 at December 31, 1996               95,789       $(2,206)    $(21,186)   $(23,392)

Distribution to general partner         --           (21)          --         (21)

Net income for the six months
 ended June 30, 1997                    --         1,028        2,375       3,403

Partners' deficit
 at June 30, 1997                   95,789       $(1,199)    $(18,811)   $(20,010)

Partners' deficit
  at December 31, 1997              95,789       $(1,284)    $(21,935)   $(23,219)

Distribution to general partner         --           (21)          --         (21)

Net loss for the six months
  ended June 30, 1998                   --           (28)      (1,375)     (1,403)

Partners' deficit
  at June 30, 1998                  95,789       $(1,333)    $(23,310)   $(24,643)

          See Accompanying Notes to Consolidated Financial Statements

d)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                               Six Months Ended
                                                                   June 30,
                                                               1998        1997
Cash flows from operating activities:
 Net (loss) income                                           $ (1,403)   $  3,403
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation                                                 1,214       1,206
   Amortization of deferred charges and lease commissions         350         326
   Minority interest in joint ventures' operations                246         177
   Deferred interest on non-recourse promissory notes           1,383       1,383
   Extraordinary gain on foreclosure                               --      (5,337)
   Casualty gain                                                   --         (37)
   Change in accounts:
     Receivables and deposits                                    (152)        (90)
     Other assets                                                  48        (311)
     Deferred charges                                            (147)         --
     Accounts payable                                             (12)       (115)
     Tenant security deposit liabilities                          (16)         (6)
     Accrued property taxes                                       107          90
     Other liabilities                                            (80)        (19)
     Accrued interest on notes payable                             16         241

        Net cash provided by operating activities               1,554         911

Cash flows from investing activities:
 Property replacements and improvements                          (297)       (272)

        Net cash used in investing activities                    (297)       (272)

Cash flows from financing activities:
 Cash distributions to the general partner                        (21)        (21)

        Net cash used in financing activities                     (21)        (21)

Net increase in cash and cash equivalents                       1,236         618

Cash and cash equivalents at beginning of period                9,366       8,289

Cash and cash equivalents at end of period                   $ 10,602    $  8,907

Supplemental disclosure of cash flow information:

  Cash paid for interest - notes payable                     $    398    $    398

  Cash paid for interest - non-recourse promissory notes     $  1,048    $  1,048

          See Accompanying Notes to Consolidated Financial Statements


                       CENTURY PENSION INCOME FUND XXIII
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)
                                 (in thousands)


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

                                             June 30, 1997

 Receivables and deposits                     $  (663)
 Other assets                                     (27)
 Investment properties                         (5,714)
 Tenant security deposit liabilities               42
 Accrued interest on notes payable              1,591
 Other liabilities                                  8
 Notes payable                                 10,100

Casualty Gain:

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



e)
                       CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Century Pension Income Fund XXIII (the "Partnership") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in "Item 2, Management's Discussion and Analysis or Plan of Operation," the Non-Recourse Promissory Notes (the "Notes"), totaling approximately $79,627,000 (at maturity) in principal and deferred interest, mature on February 15, 1999. The Managing General Partner believes that the values of the properties are significantly less than the amount of debt owed and, unless there is a lender workout or loan extension, the properties will most likely be lost through foreclosure. The Managing General Partner is currently evaluating the likelihood of a lender workout or extension of the maturity date of the Notes. However, there can be no assurance that these courses of action will be successful or that the Partnership will have sufficient funds to meet its 1999 obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and the managing general partner of the Partnership's general partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the six months ended June 30, 1998 and 1997:


                                                         1998        1997
                                                           (in thousands)
Property management fees (included in operating
  expense)                                                $ 81        $ 76
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  123          98
Partnership management fee (included in general
  and administrative expenses)                              55          55

For the period ended June 30, 1998, approximately $2,000 in reimbursements for construction oversight costs are included in operating expense. There were no such costs for the period ended June 30, 1997.

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

In accordance with the Partnership Agreement (the "Agreement") the General Partner was allocated its two percent continuing interest in the Partnership's net income or loss and taxable income or loss exclusive of gains or losses on any property dispositions. The extraordinary gain on the Sunnymead foreclosure recognized during the six month period ended June 30, 1997 was allocated 20% to the General Partner and 80% to the limited partners per the terms of the Agreement.

The partnership management fee is limited by the Agreement to ten percent of net cash available for distribution before interest payments to the Promissory Noteholders and the partnership management fee. The Managing General Partner received cash distributions totaling approximately $21,000 during each of the six month periods ended June 30, 1998 and 1997.

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

NOTE D - FORECLOSURE OF SUNNYMEAD TOWNE SHOPPING CENTER

On March 27, 1997, the Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, was foreclosed on. Several significant tenants vacated Sunnymead in 1995 and 1996 and the Partnership recorded a provision for impairment of value. In 1996 the Partnership ceased making debt service payments and the property was placed in receivership in May of 1996. The Managing General Partner determined it was not in the Partnership's best interest to contest the foreclosure action as the value of the Sunnymead property was estimated at less than the debt. As a result of the foreclosure, the Partnership recorded a gain on foreclosure of approximately $5,337,000 during the six month period ended June 30, 1997. Prior to the foreclosure, the outstanding debt on the property was a note payable with a principal balance of $10,100,000 and accrued interest of approximately $1,591,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy for the six months ended June 30, 1998 and 1997:


                                                        Average
                                                       Occupancy
Property                                          1998            1997

Commerce Plaza                                    100%            100%
  Tampa, Florida

Regency Centre                                     90%             95%
  Lexington, Kentucky

Highland Park Commerce                             90%             89%
  Center - Phase II
  Charlotte, North Carolina

Interrich Plaza                                   100%            64%
  Richardson, Texas

Centre Stage Shopping Center                       96%             99%
  Norcross, Georgia

The Enclaves                                       94%             92%
  Atlanta, Georgia

Medtronics                                        100%            100%
  Irvine, California

CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza                                   69%             74%
  Coral Springs, Florida

MINNEAPOLIS BUSINESS PARKS
  JOINT VENTURE:

Alpha Business Center                              93%             91%
  Bloomington, Minnesota

Plymouth Service Center                           100%            100%
  Plymouth, Minnesota

Westpoint Business Center                          93%             97%
  Plymouth, Minnesota

The Managing General Partner attributes the decrease in occupancy at Regency Centre to a vacancy created by a tenant moving out of a 10,810 sq. foot space. In April of 1998 a new lease was signed for this space and the tenant moved in during the month of May. Occupancy at Interrich Plaza is currently at 100% due to the demand for warehouse space in the Dallas/Fort Worth area. Occupancy at Centre Stage Shopping Center decreased due to a vacancy created by a tenant moving out. A new lease has been signed for this space and the tenant will move in at the beginning of July. Occupancy at Coral Palm Plaza decreased as a result of two tenants vacating the property during the fourth quarter of 1997. Occupancy at Westpoint Business Center decreased as a result of a tenant exercising a termination option. A new lease has been signed to occupy this space.

Results of Operations

The Partnership's net loss for the six months ended June 30, 1998 was approximately $1,403,000 compared to net income of approximately $3,403,000 for the six months ended June 30, 1997. The Partnership's net loss for the three months ended June 30, 1998 was approximately $761,000 compared to a net loss of approximately $887,000 for the corresponding period of 1997. The decrease in net income is primarily attributable to the extraordinary gain of approximately $5,337,000 on the foreclosure of Sunnymead Towne Shopping Center during the six months ended June 30, 1997 (see "Item 1. Financial Statements, Note D"). The Partnership's loss before the extraordinary gain for the three and six month periods ended June 30, 1998 was approximately $761,000 and $1,403,000, respectively, compared to approximately $887,000 and $1,934,000, respectively, for the comparable period of 1997. The decrease in loss before the extraordinary gain was partly due to the foreclosure of Sunnymead. In addition, the decrease in interest expense is primarily attributable to the absence of interest related to the Sunnymead mortgage. The Partnership realized a net loss from the operations of Sunnymead of approximately $174,000 in 1997. In addition, the Partnership realized an increase in rental income from several of its remaining investment properties due to increases in occupancy as stated above. Rental income also increased at Commerce Plaza, Regency Center and Coral Palm Plaza. The increase at Commerce Plaza is due to rental rate increases.
The increase at Regency Center is primarily due to increased percentage rents. The increase at Coral Palm is primarily attributable to a decrease in the bad debt write offs required. Property tax expense decreased primarily due to a decrease in the 1997 taxes assessed by the taxing authority for the Enclaves Apartments property and to the absence of any Sunnymead tax liability in 1998.

Included in operating expense for the six months ended June 30, 1998 is approximately $74,000 of major repairs and maintenance comprised primarily of landscaping costs. Included in operating expense for the six months ended June 30, 1997 is approximately $44,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping costs.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $10,602,000 compared to approximately $8,907,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was approximately $1,236,000 compared to a net increase of approximately $618,000 at June 30, 1997. Net cash provided by operating activities increased primarily due to the decrease in net loss exclusive of extraordinary gain as discussed above. Also contributing to the increase were decreases in cash payments for accounts payable due to the timing of payments. Partially offsetting these items was a decrease in other liabilities due to the timing of payments. Net cash used in investing activities increased due to increased property improvements and replacements in 1998. Net cash used in financing activities was consistent for both periods.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets, debt service requirements and other operating needs of the Partnership. The mortgage indebtedness of approximately $6,856,000, requires interest only payments with a balloon payment due in 2001. Also, the Partnership's Non-Recourse Promissory Notes (the "Notes") of approximately $77,898,000, including deferred interest of approximately $35,959,000, require minimum interest payments of 5% on principal per year and mature on February 15, 1999. The Managing General Partner believes that the values of the properties are significantly less than the amount of debt owed and, unless there is a lender workout or loan extension, the properties will most likely be lost through foreclosure. The Managing General Partner is currently evaluating the likelihood of a lender workout or extension of the maturity date of the Notes. However, there can be no assurance that these courses of action will be successful or that the Partnership will have sufficient funds to meet its 1999 obligations. If the properties are foreclosed upon, it is expected that the Partnership would recognize a gain for tax purposes. Future cash distributions will depend on the levels of cash generated from operations and the availability of cash reserves. No cash distributions were paid or declared on behalf of the limited partners in 1997 or during the six months ended June 30, 1998. Based on the pending maturity of the Notes, it is unlikely that the Partnership will make any distributions in the near future. Cash distributions of approximately $21,000 were paid to the General Partner during each of the six month periods ended June 30, 1998 and 1997.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint.
The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

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

     b) Reports on Form 8-K: None filed during the quarter ended June 30, 1998.


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


                           Date:  August 13, 1998