Form 10-Q
period 1998-09-30
CENTURY PENSION INCOME FUND XXIII
filed 1998-11-16
CIK 764543

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


               For the quarterly period ended September 30, 1998

                                       or

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

                                55 Beattie Place
                                 P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                              September 30, December 31,
                                                  1998          1997
                                               (Unaudited)     (Note)
Assets
  Cash and cash equivalents                    $ 10,798      $  9,366
  Receivables and deposits, net of allowance
    for uncollectible amounts of $438 (1998)
    and $322 (1997)                               1,546         1,118
  Other assets                                      315           332
  Mortgage loan receivable                        1,137         1,137
  Deferred charges                                1,183         1,533
  Investment properties:
    Land                                         15,970        15,970
    Buildings and related personal property      63,080        62,629
                                                 79,050        78,599
    Less accumulated depreciation               (24,187)      (22,358)
                                                 54,863        56,241

                                               $ 69,842      $ 69,727
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                             $     86      $     34
  Tenant security deposit liabilities               351           367
  Accrued property taxes                            681           258
  Accrued interest - promissory notes               524         1,048
  Accrued interest - notes payable                  189           165
  Other liabilities                                 194           274
  Notes payable                                   6,856         6,856
  Non-recourse promissory notes:
     Principal                                   41,939        41,939
     Deferred interest payable                   36,651        34,576

Minority interest in consolidated
 joint ventures                                   7,863         7,429

Partners' Deficit
  General partner's                              (1,372)       (1,284)
  Limited partners' (95,789 units issued and
    outstanding at September 30, 1998 and
    December 31, 1997)                          (24,120)      (21,935)
                                                (25,492)      (23,219)

                                               $ 69,842      $ 69,727

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

          See Accompanying Notes to Consolidated Financial Statements


b)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                  1998        1997        1998        1997
Revenues:
 Rental income                  $  2,776    $  2,554    $  8,338    $  7,878
 Interest income on mortgage
   loans                               6          20          47          61
 Other income                        174         149         457         416
   Total revenues                  2,956       2,723       8,842       8,355
Expenses:
 Operating                           830         880       2,368       2,454
 General and administrative          268         281         764         792
 Depreciation                        615         578       1,829       1,784
 Interest on notes payable           206         207         620         846
 Interest to promissory note
   holders                         1,216       1,216       3,647       3,647
 Amortization of deferred
   charges                           100         105         316         315
 Property taxes                      356         350       1,094       1,168
   Total expenses                  3,591       3,617      10,638      11,006

Loss before minority
 interest in joint ventures'
 operations and extraordinary
 gain on foreclosure                (635)       (894)     (1,796)     (2,651)

Minority interest in joint
 ventures' operations               (192)        (41)       (434)       (218)

Loss before extraordinary gain      (827)       (935)     (2,230)     (2,869)
Extraordinary gain on
 foreclosure                          --          --          --       5,337

Net (loss) income               $   (827)   $   (935)   $ (2,230)   $  2,468

Net (loss) income allocated to
 general partner                $    (17)   $    (18)   $    (45)   $  1,010

Net (loss) income allocated to
 limited partners                   (810)       (917)     (2,185)      1,458
                                $   (827)   $   (935)   $ (2,230)   $  2,468

Net (loss) income per limited
 partnership unit:

Loss before extraordinary gain  $  (8.46)   $  (9.58)   $ (22.81)   $ (29.36)
Extraordinary gain on
 foreclosure                          --          --          --       44.58

Net (loss) income per limited
 partnership unit               $  (8.46)   $  (9.58)   $ (22.81)   $  15.22

          See Accompanying Notes to Consolidated Financial Statements

c)
                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Limited
                                  Partnership  General    Limited
                                     Units    Partner's  Partners'    Total

Original capital contributions      95,789     $   958    $ 47,894   $ 48,852

Partners' deficit
 at December 31, 1996               95,789     $(2,206)   $(21,186)  $(23,392)

Distributions to general partner        --         (43)         --        (43)

Net income for the nine months
 ended September 30, 1997               --       1,010       1,458      2,468

Partners' deficit at
 September 30, 1997                 95,789     $(1,239)   $(19,728)  $(20,967)

Partners' deficit
  at December 31, 1997              95,789     $(1,284)   $(21,935)  $(23,219)

Distributions to general partner        --         (43)         --        (43)

Net loss for the nine months
  ended September 30, 1998              --         (45)     (2,185)    (2,230)

Partners' deficit
  at September 30, 1998             95,789     $(1,372)   $(24,120)  $(25,492)

          See Accompanying Notes to Consolidated Financial Statements

d)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                             1998       1997
Cash flows from operating activities:
 Net (loss) income                                        $ (2,230)  $  2,468
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation                                              1,829      1,784
   Amortization of deferred charges and lease commissions      522        500
   Minority interest in joint ventures' operations             434        218
   Deferred interest on non-recourse promissory notes        2,075      2,075
   Extraordinary gain on foreclosure                            --     (5,337)
   Casualty gain                                                --        (37)
   Change in accounts:
     Receivables and deposits                                 (428)      (485)
     Other assets                                               17       (211)
     Deferred charges                                         (172)      (236)
     Accounts payable                                           52        (93)
     Tenant security deposit liabilities                       (16)       (16)
     Accrued property taxes                                    423        392
     Other liabilities                                         (80)       (23)
     Accrued interest on promissory notes                     (524)      (524)
     Accrued interest on notes payable                          24        249

        Net cash provided by operating activities            1,926        724

Cash flows from investing activities:
 Property replacements and improvements                       (451)      (347)
 Insurance proceeds                                             --        100

        Net cash used in investing activities                 (451)      (247)

Cash flows from financing activities:
 Cash distributions to the general partner                     (43)       (43)

        Net cash used in financing activities                  (43)       (43)

Net increase in cash and cash equivalents                    1,432        434

Cash and cash equivalents at beginning of period             9,366      8,289

Cash and cash equivalents at end of period                $ 10,798   $  8,723

Supplemental disclosure of cash flow information:

  Cash paid for interest - notes payable                  $    596   $    596

  Cash paid for interest - non-recourse promissory notes  $  2,097   $  2,097

          See Accompanying Notes to Consolidated Financial Statements



SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure:

During the nine months ended September 30, 1997, Sunnymead Towne Center was foreclosed upon by the lender resulting in an extraordinary gain of approximately $5,337,000. In connection with this foreclosure, approximately $67,000 in cash was transferred to the lender as partial settlement on the outstanding debt. This cash was previously classified as restricted cash on the Partnership's balance sheet. In addition, the following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

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

Casualty Gain:

The Partnership recorded a net casualty gain during the nine months ended September 30, 1997, resulting from a fire at The Enclaves which destroyed six apartment units. The damage resulted in a net gain of approximately $37,000. The following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

Receivables and other assets                     $133
Building and related personal property            111
Other liabilities                                (111)


e)
                       CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Century Pension Income Fund XXIII (the "Partnership") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in "Item 2, Management's Discussion and Analysis or Plan of Operation," the Non-Recourse Promissory Notes (the "Notes") totaling approximately $79,627,000 (at maturity) in principal and deferred interest mature on February 15, 1999. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and the managing general partner of the Partnership's general partner, believes that the Partnership's real properties may not have sufficient value to enable the Partnership to refinance the maturing debt or sell the properties for an amount equal to or in excess of the maturing Notes. The Managing General Partner has met with the indenture trustee with respect to the pending maturity. Any modification to the existing loan would require the consent of the holders of the Notes. If the Partnership is unable to refinance the existing indebtedness, obtain a loan extension, modify the Notes or a standstill agreement cannot be negotiated to enable the Partnership time to liquidate its properties, it is likely that the Partnership's properties will be lost through foreclosure. If the properties are foreclosed upon, the Partnership would be dissolved, any available cash would be distributed and limited partners would lose their investment in the Partnership. However, there can be no assurance that these courses of action will be successful or that the Partnership will have sufficient funds to meet its 1999 obligations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 1998 and 1997:


                                                        1998         1997
                                                         (in thousands)
Property management fees (included in operating
  expense)                                              $124         $111
Reimbursement for services of affiliates (included
  in general and administrative and operating            191          147
  expenses) (1)
Partnership management fee (included in general
  and administrative expenses)                           111          111

(1) Included in "Reimbursements for services of affiliates" for the nine months ended September 30, 1998 is approximately $4,000 in reimbursements for construction oversight costs. There were no such costs for the same period in 1997.

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

In accordance with the Partnership Agreement (the "Agreement"), the General Partner was allocated its two percent continuing interest in the Partnership's net income or loss and taxable income or loss exclusive of gains or losses on any property dispositions. The extraordinary gain on the Sunnymead foreclosure recognized during the nine month period ended September 30, 1997 was allocated 20% to the General Partner and 80% to the limited partners per the terms of the Agreement.

The partnership management fee is limited by the Agreement to ten percent of net cash available for distribution before interest payments to the Promissory Noteholders and the partnership management fee. The Managing General Partner received cash distributions totaling approximately $43,000 during each of the nine month periods ended September 30, 1998 and 1997.

NOTE D - FORECLOSURE OF SUNNYMEAD TOWNE SHOPPING CENTER

On March 27, 1997, the Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, was foreclosed upon. Several significant tenants vacated Sunnymead in 1995 and 1996 and the Partnership recorded a provision for impairment of value. In 1996 the Partnership ceased making debt service payments and the property was placed in receivership in May of 1996. The Managing General Partner determined it was not in the Partnership's best interest to contest the foreclosure action as the value of the Sunnymead property was estimated at less than the debt. As a result of the foreclosure, the Partnership recorded a gain on foreclosure of approximately $5,337,000 during the nine month period ended September 30, 1997. Prior to the foreclosure, the outstanding debt on the property was a note payable with a principal balance of $10,100,000 and accrued interest of approximately $1,591,000.

NOTE E - CASUALTY

In the second quarter of 1998 there was a fire at The Enclaves which damaged five units. Damages were submitted to the insurance provider and reconstruction of the units, which began in the third quarter, has not yet been completed. For the nine months ended September 30, 1998, approximately $67,000 of insurance proceeds have been received. However, a final estimate for replacement costs and anticipated insurance proceeds had not been made by the insurer. The Partnership anticipates that the proceeds will approximate replacement cost, net of any deductible.

NOTE F - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy for the nine months ended September 30, 1998 and 1997:


                                              Average
                                             Occupancy

Property                                  1998          1997

Commerce Plaza                            100%          100%
  Tampa, Florida

Regency Centre                             93%           95%
  Lexington, Kentucky

Highland Park Commerce                     90%           89%
  Center - Phase II
  Charlotte, North Carolina

Interrich Plaza                            99%           64%
  Richardson, Texas

Centre Stage Shopping Center               97%           99%
  Norcross, Georgia

The Enclaves                               94%           92%
  Atlanta, Georgia

Medtronics                                100%          100%
  Irvine, California


CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza                           68%           72%
  Coral Springs, Florida


MINNEAPOLIS BUSINESS PARKS
  JOINT VENTURE:

Alpha Business Center                      92%           90%
  Bloomington, Minnesota

Plymouth Service Center                   100%          100%
  Plymouth, Minnesota

Westpoint Business Center                  93%           96%
  Plymouth, Minnesota

Occupancy at Interrich Plaza is currently at 99% due to the demand for warehouse space in the Dallas/Fort Worth area. Occupancy at Coral Palm Plaza decreased as a result of two tenants vacating the property during the fourth quarter of 1997. Occupancy at Westpoint Business Center decreased as a result of a tenant exercising a termination option.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 1998 was approximately $2,230,000 compared to net income of approximately $2,468,000 for the nine months ended September 30, 1997. The Partnership's net loss for the three months ended September 30, 1998 and 1997 was approximately $827,000 and $935,000, respectively. This decrease in net income for the comparable nine month periods is primarily attributable to the extraordinary gain of approximately $5,337,000 on the foreclosure of Sunnymead Towne Shopping Center during the nine months ended September 30, 1997 (see "Item 1. Financial Statements, Note D"). The Partnership's loss before extraordinary gain for the three and nine month periods ended September 30, 1998 was approximately $827,000 and $2,230,000, respectively, compared to approximately $935,000 and $2,869,000, respectively, for the comparable period of 1997. The decrease in loss before the extraordinary gain was partly due to the foreclosure of Sunnymead. In addition, the decrease in interest expense is primarily attributable to the absence of interest related to the Sunnymead mortgage. The Partnership realized a net loss from the operations of Sunnymead of approximately $174,000 in 1997. In addition, the Partnership realized an increase in rental income from several of its remaining investment properties due to increases in occupancy as stated above. Rental income also increased at Commerce Plaza, Regency Center and Coral Palm Plaza. The increase at Commerce Plaza is due to rental rate increases.
The increase at Regency Center is primarily due to increased percentage rents and increased average rental rates. The increase at Coral Palm is primarily attributable to a decrease in the bad debt write offs required. Operating expenses decreased primarily due to the exterior painting projects and higher snow removal costs at Coral Palm Plaza, Alpha Business Center, Plymouth Service Center and Westpoint Business Center in 1997, with no similar projects in 1998, as well as the absence of Sunnymead operating expenses in 1998. Property tax expense decreased primarily due to a decrease in the 1997 taxes assessed by the taxing authority for the Enclaves Apartments property and to the absence of any Sunnymead tax liability in 1998.

Included in operating expense for the nine months ended September 30, 1998 is approximately $76,000 of major repairs and maintenance comprised primarily of landscaping costs. Included in operating expense for the nine months ended September 30, 1997 is approximately $142,000 of major repairs and maintenance comprised primarily of exterior painting and landscaping costs.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $10,798,000 compared to approximately $8,723,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998 was approximately $1,432,000 compared to a net increase of approximately $434,000 at September 30, 1997. Net cash provided by operating activities increased partially due to the decrease in net loss exclusive of extraordinary gain as discussed above. Also contributing to the increase were decreases in receivables and deposits and other assets and decreases in cash payments for accounts payable due to the timing of receipts and payments. Partially offsetting these items was a decrease in accrued interest on notes payable due to timing of interest payments to the Promissory Noteholders. Net cash used in investing activities increased due to increased property improvements and replacements in 1998 and a lack of insurance proceeds received, as in 1997 for the casualty at The Enclaves. Net cash used in financing activities was consistent for both periods.

The Partnership's Enclaves property is secured by mortgage indebtedness of approximately $6,856,000; which requires interest only payments with a balloon payment due in 2001. In addition, in order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $41,939,000 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 5% per annum on the Notes, and accrue the additional 5% (1986 Notes) and 7% (1985 Notes) per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Notes, which have a balance of principal and accrued interest of approximately $78,590,000 mature on February 15, 1999. The Managing General Partner believes that the Partnership's real properties may not have sufficient value to enable the Partnership to refinance the maturing debt or sell the properties for an amount equal to or in excess of the maturing Notes. The Managing General Partner has met with the indenture trustee with respect to the pending maturity. Any modification to the existing loan would require the consent of the holders of the Notes. If the Partnership is unable to refinance the existing indebtedness, obtain a loan extension, modify the Notes or a standstill agreement cannot be negotiated to enable the Partnership time to liquidate its properties, it is likely that the Partnership's properties will be lost through foreclosure. If the properties are foreclosed upon, the Partnership would be dissolved, any available cash would be distributed and limited partners would lose their investment in the Partnership. It is expected that the Partnership would recognize a gain for tax purposes if the properties were foreclosed upon. In light of the pending maturity of the Notes, no distributions were made to the limited partners for the nine months ended September 30, 1998 or 1997. Cash distributions of approximately $43,000 were paid to the General Partner during each of the nine month periods ended September 30, 1998 and 1997.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliate") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such other matters are adequately covered by insurance and will be resolved without a material adverse effect upon the business, financial condition, results of operations, or liquidity of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1998.



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


                           CENTURY PENSION INCOME FUND XXIII

                           By:   FOX PARTNERS V,
                                 Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Its Managing General Partner

                           By:   /s/Patrick Foye
                                 Patrick Foye
                                 Executive Vice President

                           By:   /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting
                                 (Duly Authorized Officer)

                           Date: November 16, 1998