Form 10-K
period 1998-12-31
CENTURY PENSION INCOME FUND XXIII
filed 1999-03-31
CIK 764543

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

                  For the fiscal year ended December 31, 1998

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

    55 Beattie Place, P.O. Box 1089
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing. No market for the Individual Investor Units and Pension Investor Notes exists, and, therefore, a market value for such Units or Notes cannot be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.
                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Century Pension Income Fund XXIII (the "Registrant" or the "Partnership") was organized in June 1984, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners V, a California general partnership, is the general partner of the Partnership. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of Fox Partners V. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

Beginning in July 1985 through December 1986, the Partnership offered $50,000,000 in Individual Investor Units and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). The Partnership sold Individual Investor Units and Pension Investor Notes of $47,894,500 and $41,939,000, respectively. The net proceeds of this offering were originally used to acquire interests in five business parks and two shopping centers and to fund eight mortgage loans. The principal business of the Partnership is and has been to hold for investment and ultimately sell income-producing properties, and to service and ultimately collect or dispose of mortgage loans on income-producing properties. The Partnership presently owns seven investment properties. These properties include one residential apartment complex, two shopping centers, three business parks, and one industrial building. The Partnership also owns joint venture interests in four other commercial properties. One joint venture with an affiliated partnership, in which the Partnership has a 66 2/3 percent interest, owns a shopping center. Another joint venture with an affiliated partnership, in which the Partnership has a 68 percent interest, owns three business parks. In addition, the Partnership still holds one mortgage loan receivable. See "Item 2. Description of Properties" for a description of the Partnership's properties.

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services for the Partnership's residential investment property. Until September 30, 1998, property management services for Coral Palm Plaza were performed by an affiliate of the Managing General Partner. Since October 1, 1998 these property management services have been provided by an unrelated third party. With respect to the Partnership's other commercial properties, property management services are performed by an unaffiliated third party management company. See "Item 8. Financial Statements and Supplementary Data - Note D" for additional information.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area, could have a material effect on the rental market for the apartment and commercial space at the Partnership's properties and the rents that may be charged for such apartments and commercial space. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Transfer of Control

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

On January 19, 1996, IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired all of the issued and outstanding shares of capital stock of National Property Investors, Inc. ("NPI"). At the time, NPI was the sole shareholder of NPI Equity II. In addition, in June 1996, an affiliate of Insignia purchased all of the issued and outstanding shares of capital stock of the Managing General Partner.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.
SEGMENTS

Segment data for the years ended December 31, 1998, 1997 and 1996 is included in "Item 8. Financial Statements and Supplementary Data - Note O" and is an integral part of the Form 10-K.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                                 Date of
Property                        Purchase Type of Ownership (4)   Use
Commerce Plaza                    3/86    Fee ownership          Business Park
 Tampa, Florida                                                  83,000 sq. ft.

Regency Centre                    5/86    Fee ownership          Shopping Center
 Lexington, Kentucky                                             124,000 sq. ft.

Highland Park Commerce            9/86    Fee ownership          Business Park
 Center III                                                      66,000 sq. ft.
  Charlotte, North Carolina

Interrich Plaza                   4/88    Fee ownership          Business Park
 Richardson, Texas                                               53,000 sq. ft.

Centre Stage Shopping Center      1/90    Fee ownership          Shopping Center
  Norcross, Georgia                                              96,000 sq. ft.

The Enclaves                      4/91    Fee ownership subject  Apartment
 Atlanta, Georgia                         to a first mortgage    268 units

Medtronics (1)                    4/95    Fee ownership          Industrial Building
 Irvine, California                                              35,000 sq. ft.

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

The Partnership also holds a mortgage loan on real property. See "Item 8. Financial Statements and Supplementary Data - Note E" for information regarding this loan.

SCHEDULE OF PROPERTIES:



Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                            Gross
                           Carrying Accumulated                     Federal
         Property           Value   Depreciation Rate   Method     Tax Basis
                              (in thousands)                    (in thousands)
Commerce Plaza             $ 6,541  $ 2,039      5-39     S/L   $ 3,516
Regency Centre              14,338    4,783      5-39     S/L     7,377
Highland Park III            5,940    2,319      5-39     S/L     3,003
Interrich Plaza              2,922      802      5-39     S/L     2,225
Centre Stage                 8,355    2,198      5-39     S/L     6,424
The Enclaves                10,789    2,315      5-39     S/L     8,432
Medtronics                   1,767      158      5-39     S/L     1,605

CORAL PALM JOINT VENTURE:

 Coral Palm Plaza            7,638    3,814      5-39     S/L    13,190

MINNEAPOLIS BUSINESS PARKS
  JOINT VENTURE:

 Alpha Business Center      10,667    3,025      5-39     S/L     8,760
 Plymouth Service Center     2,818      871      5-39     S/L     2,277
 Westpoint Business Center   7,527    2,466      5-39     S/L     5,683

     Total                 $79,302  $24,790                     $62,492

See "Item 8. Financial Statements and Supplementary Data - Note B" for a further description of the Partnership's depreciation policy.




All of the Partnership's properties are pledged as collateral for the Non-Recourse Promissory Notes. See "Item 8. Financial Statements and Supplementary Data - Notes A and I" for information about the payments of the Non-Recourse Promissory Notes. In addition, The Enclaves is pledged as collateral for additional financing. The Enclaves note had a principal balance of approximately $6,856,000 at December 31, 1998, bears interest at 12.0625 percent and requires a balloon payment of $6,856,000 in April 2001, exclusive of deferred interest. The Partnership makes monthly interest only payments of approximately $66,000 on the debt.

The mortgage note payable is non-recourse and is secured by pledge of the property and by a pledge of revenues from the rental property. The Enclaves note includes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:

                                       Average Annual             Average
                                        Rental Rates             Occupancy
Property                             1998           1997       1998    1997

Commerce Plaza                  $ 8.28/sq. ft. $ 8.16/sq. ft. 100%    100%
Regency Centre                   10.91/sq. ft.  10.14/sq. ft.  94%     95%
Highland Park III                 8.65/sq. ft.   8.42/sq. ft.  90%     91%
Interrich Plaza                   5.52/sq. ft.   4.96/sq. ft.  97%     73%
Centre Stage                      9.40/sq. ft.   9.05/sq. ft.  97%     99%
Medtronics                        8.28/sq. ft.   8.16/sq. ft. 100%    100%
The Enclaves                      9,377/unit     9,208/unit    94%     92%

CORAL PALM PLAZA JOINT VENTURE:
Coral Palm Plaza                $ 9.50/sq. ft. $ 8.58/sq. ft.  67%     71%

MINNEAPOLIS BUSINESS PARKS
 JOINT VENTURE:
Alpha Business Center           $ 8.17/sq. ft. $ 8.09/sq. ft.  92%     90%
Plymouth Service Center           6.28/sq. ft.   6.21/sq. ft. 100%     99%
Westpoint Business Center         6.44/sq. ft.   6.19/sq. ft.  93%     95%

The Managing General Partner attributes the increase in occupancy at Interrich Plaza to the addition of a major tenant during the fourth quarter of 1997 combined with 100% occupancy from that period through July of 1998. The overall occupancy rate has remained high due to demand for warehouse space in the Dallas/Fort Worth area. Occupancy at Coral Palm Plaza decreased as a result of three tenants vacating the property in 1998 and two tenants vacating the property during the fourth quarter of 1997. The Managing General Partner is currently attempting to lease the vacant space.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other properties in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential property's lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See the following disclosures regarding lease expirations and tenants that occupy 10% or more of the commercial space. SCHEDULE OF LEASE EXPIRATIONS FOR 1999-2008:

                                                                 % of Gross
                          Number of    Square       Annual         Annual
                         Expirations    Feet         Rent           Rent

Commerce Plaza
1999                          1        6,889    $ 60,279         10.2%
2000                          2       65,833     529,880         89.8%
2001-2008                     0           --          --           --

Regency Centre
1999                          3        8,120     104,573          8.5%
2000                          7       14,132     186,454         15.1%
2001                          5       10,824     147,555         12.0%
2002                          7       14,414     176,978         14.3%
2003                          4       33,661     351,389         28.5%
2004                          2       34,254     267,375         21.6%
2005-2008                     0           --          --           --

Highland Park III
1999                          3       15,277     132,985         27.4%
2000                          5       11,754     107,604         22.2%
2001                          4       13,111     103,769         21.4%
2002                          3       14,258     140,267         29.0%
2003-2008                     0           --          --           --

Interrich Plaza
1999                          1        4,730      27,576          9.3%
2000                          1        3,500      18,608          6.3%
2001                          1        3,300      23,100          7.9%



2002                          0           --          --           --
2003                          1       36,209     212,474         72.0%
2004                          1        1,900      13,296          4.5%
2005-2008                     0           --          --           --

Centre Stage
1999                          0           --          --           --
2000                          5        7,823     103,794         12.3%
2001                          0           --          --           --
2002                          5       10,616     145,821         17.3%
2003                          2        4,699      63,036          7.5%
2004-2005                     0           --          --           --
2006                          2        5,450      79,543          9.4%
2007-2008                     0           --          --           --

Medtronics
1999                          0           --          --           --
2000                          1       35,000     294,252        100.0%
2001-2008                     0           --          --           --


                                                                    % of Gross
                                    Number of   Square    Annual      Annual
                                   Expirations   Feet      Rent        Rent
CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza
1999                                    0          --   $     --     --%
2000                                    7       9,150    112,578   13.8%
2001                                    3       5,200     70,980    8.7%
2002                                    3       3,350     41,679    5.1%
2003                                    3      13,572    127,903   15.6%
2004                                    2      10,914    113,990   13.9%
2005                                    1      20,000    160,435   19.6%
2006                                    0          --         --     --
2007                                    2      17,600    191,000   23.3%
2008                                    0          --         --     --

MINNEAPOLIS BUSINESS PARKS JOINT
   VENTURE:
Alpha Business Center
1999                                    9      32,137    206,147   18.7%
2000                                   11      32,740    268,376   24.3%
2001                                    7      57,778    381,009   34.5%
2002                                    5      23,900    209,496   19.0%
2003                                    1       3,645     38,340    3.5%
2004-2008                               0          --         --     --

Plymouth Service Center
1999                                    1      14,332    103,078   45.3%
2000                                    0          --         --     --



2001                                    2      18,708     80,667   35.4%
2002                                    0          --         --     --
2003                                    1      35,768     43,835   19.3%
2004-2008                               0          --         --     --

Westpoint Business Center
1999                                    9      62,563    383,499   46.4%
2000                                    7      17,218    127,643   15.5%
2001                                    4      23,670    210,208   25.4%
2002                                    2       2,701     15,926    1.9%
2003                                   --          --         --     --
2004                                    1      24,890     89,071   10.8%
2005-2008                               0          --         --      --
The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property at December 31, 1998:

                                                                   Annual
                                      Square       Expiration     Rent Per
                                      Footage       of Lease     Square Foot
Commerce Plaza
 Bank                                 64,186        01/31/00      $ 8.00

Regency Center
 Craft Store                          18,121        02/28/03        7.84
 Fashion Discount                     32,154        11/30/04        7.49

Highland Park III
 Bank                                 13,154        03/31/99        8.75
 Marketing                             6,788        04/30/01        7.00
 Construction                          7,027        04/05/02        8.25

Interrich Plaza
 Electronic Manufacturer              36,209        12/31/03        5.87

Centre Stage
 Grocer                               58,890        03/31/11        7.64

Medtronics
 Medical Products                     35,000        06/30/00        8.41

CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza
 Craft Store                          20,000        02/28/05        8.02




MINNEAPOLIS BUSINESS PARKS JOINT
  VENTURE
Alpha Business Center
 HVAC Supplies                        22,020        09/30/01        2.12

Plymouth Service Center
 Sales - Tool Parts                   14,332        05/31/99        7.19
 Eye Doctor                           13,966        09/30/01        3.38
 Building Supplies                    35,768        12/31/03        1.23

Westpoint Business Center
 Tile                                 18,775        07/31/99        7.88
 Parts Manufacturer                   18,637        08/31/99        3.56
 Parts Manufacturer                   24,890        01/31/04        3.58
REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                                               1998           1998
Property                                      Billing         Rate
                                          (in thousands)
Commerce Plaza                                $ 93*           2.70%
Regency Centre                                  87             .98%
Highland Park III                               48            1.16%
Interrich Plaza                                 41            2.50%
Centre Stage                                    94            1.38%
The Enclaves                                   164            3.95%
Medtronics                                      19            1.05%

CORAL PALM PLAZA JOINT VENTURE
Coral Palm Plaza                               203            2.59%

MINNEAPOLIS BUSINESS PARKS JOINT VENTURE
Alpha Business Center                          296            5.30%
Plymouth Service Center                        130            5.29%
Westpoint Business Center                      319            5.36%

*Represents an estimate for 1998. Actual billings have not been received as of the date of this filing.

CAPITAL IMPROVEMENTS:

Commerce Plaza
During 1998, the Partnership completed approximately $9,000 of capital improvements at Commerce Plaza consisting of appliance replacement. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $87,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements which are expected to cost approximately $41,000.

Regency Centre

During 1998, the Partnership completed $10,000 of tenant improvements at Regency Centre which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $127,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $48,000.

Highland Park III

During 1998, the Partnership completed approximately $75,000 of tenant improvements at Highland Park III which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $243,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $110,000.
Interrich Plaza

During 1998, the Partnership did not complete any capital or tenant improvements at Interrich Plaza. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $79,000 of capital improvements over the near term. Budgeted capital improvements for 1999 include, but are not limited to, tenant improvements which are expected to cost approximately $16,000.

Centre Stage

During 1998, the Partnership completed approximately $18,000 of tenant improvements at Centre Stage which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $131,000 of capital improvements over the near term. Budgeted capital improvements for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $17,000.

The Enclaves

During 1998, the Partnership completed approximately $181,000 of capital improvements at The Enclaves consisting of building improvements and carpet and appliance replacement. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,020,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited, landscaping, carpet replacement and roof repairs, which are expected to cost approximately $477,000.




Medtronics

During 1998, the Partnership did not complete any capital or tenant improvements at Medtronics. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $23,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements which are expected to cost approximately $426,000.

Coral Palm Plaza

During 1998, the Partnership completed approximately $126,000 of capital improvements at Coral Palm Plaza consisting of tenant improvements and parking area repairs. These improvements were funded from operating cash flow. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $80,000.

Alpha Business Center

During 1998, the Partnership completed approximately $127,000 of capital improvements at Alpha Business Center consisting of building and tenant improvements. These improvements were funded from operating cash flow. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements and signage replacement, which are expected to cost approximately $195,000.

Plymouth Service Center



During 1998, the Partnership completed approximately $77,000 of capital improvements at Plymouth Service Center consisting of building improvements, which were funded from operating cash flow. There are no capital improvements currently budgeted for 1999 for this property.

Westpoint Business Center

During 1998, the Partnership completed approximately $101,000 of capital improvements at West Point Business Center consisting of building and tenant improvements, which were funded from operating cash flow. Capital improvements budgeted for 1999 include, but are not limited to, building and tenant improvements, which are expected to cost approximately $194,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.
                                    PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 95,789 Individual Investor Units during its offering period through December 1986. As of December 31, 1998, the number of holders of Individual Investor Units was 3,023. An affiliate of the Managing General Partner owned two units or .002%, as of December 31, 1998. No public trading market has developed for Individual Investor Units, and it is not anticipated such a market will develop in the future.

In accordance with the Partnership Agreement, distributions are to be made to the general partner in an amount equal to 2% of cash payments to holders of the Promissory Notes. As such, cash distributions of approximately $43,000 were paid to the General Partner during each of the years ended December 31, 1998, 1997 and 1996. Additionally, a cash distribution of approximately $21,000 was paid to the general partner during February 1999.



ITEM 6.  SELECTED FINANCIAL DATA

The following represents selected financial data for the Partnership, for the years ended December 31, 1998, 1997, 1996, 1995, and 1994. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                             Years Ended December 31,
                                     1998     1997     1996     1995     1994
                                       (in thousands, except per unit data)

Total revenues                     $ 11,532 $ 11,087 $ 12,275 $ 12,712 $11,473
Loss before minority interest
 in joint ventures' operations     $(2,579) $(5,536) $(3,258) $(6,651) $(9,762)
Minority interest in joint
 ventures' operations                 (432)      415    (423)    (507)  1,245
Extraordinary gain on foreclosure       --     5,337      --       --       --

Net (loss) income                  $(3,011) $    216 $(3,681) $(7,158) $(8,517)

Net loss per individual
 investor unit (1)                 $(30.81) $ (7.82) $(37.66) $(73.23) $(87.14)

Total assets                       $70,369  $69,727  $78,893  $78,154  $83,300

Long-term obligations:
 Nonrecourse promissory notes:
  Principal                        $41,939  $41,939  $41,939  $41,939  $41,939
  Deferred interest payable         37,342   34,576   31,810   29,044   26,278




 Notes payable                       6,856    6,856   16,956   16,956   16,947

Total                              $86,137  $83,371  $90,705  $87,939  $85,164

(1) $500 original contribution per unit, based on units outstanding during the year after giving effect to the allocation of net loss to the general partner.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.



Results of Operations

1998 Compared to 1997

The Partnership's net loss for the year ended December 31, 1998 was approximately $3,011,000 compared to net income of approximately $216,000 for the year ended December 31, 1997. The decrease in net income is primarily attributable to the extraordinary gain of approximately $5,337,000 on the foreclosure of Sunnymead Towne Shopping Center ("Sunnymead") during the year ended December 31, 1997. The Partnership's loss before extraordinary gain was approximately $5,121,000 in 1997. The decrease in loss before the extraordinary gain was primarily due to the provision for impairment of value of $2,067,000 at Coral Palm Plaza in 1997 and partly due to the loss of Sunnymead operating results due to the foreclosure. The rental income for the comparable periods increased and total expenses decreased. Rental income increased due to an increase in rental rates at all of the properties. The increase in rental rates more than offset the decrease in occupancy rates at five of the properties.

Expenses decreased due to a decrease in operating and interest expense. The decrease in operating is primarily attributable to exterior painting projects at Coral Palm Plaza, Alpha Business Center, Plymouth Service Center and West Point Business Center in 1997, with no similar projects in 1998, higher snow removal costs at Alpha Business Center, Plymouth Service Center and West Point Business Center in 1997, as well as the absence of Sunnymead operating expense in 1998. The decrease in interest expense is primarily attributable to the absence of interest related to the Sunnymead mortgage.

General and administrative and depreciation expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

1997 Compared to 1996

The Partnership's net income for the year ended December 31, 1997 was approximately $216,000 compared to a net loss of approximately $3,681,000 for the year ended December 31, 1996. The increase in net income for the year ended December 31, 1997 was attributable to the gain on foreclosure of Sunnymead Towne Shopping Center ("Sunnymead") during the first quarter of 1997. The Partnership recognized an extraordinary gain on foreclosure of approximately $5,337,000 (see "Item 8. Financial Statements and Supplemental Data - Note N - Foreclosure of Sunnymead Towne Shopping Center"). The Partnership's loss before the extraordinary gain for the year ended December 31, 1997 was approximately $5,121,000 compared to approximately $3,681,000 for the corresponding period of 1996. The increase in net loss before extraordinary gain was primarily attributable to the provision for the impairment of value of $2,067,000 at Coral Palm Plaza (see "Item 8. Financial Statements and Supplementary Data - Note G - Provision for Impairment of Value"). The increase in net loss was also attributable to a decrease in rental income. This decrease in rental income was a result of the foreclosure on Sunnymead as discussed above. The increase in net loss was partially offset by decreases in both interest on notes payable and depreciation expense which are also the result of the foreclosure of Sunnymead. The increase in minority interest in joint ventures' operations is attributable to the provision for impairment of value on Coral Palm Plaza as discussed above.



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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $11,698,000 as compared to approximately $9,366,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $3,099,000 of cash provided by operating activities, which was partially offset by approximately $724,000 of cash used in investing activities and approximately $43,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements. Cash used in financing activities consisted of distributions paid to the general partner. The Partnership invests its working capital reserves in money market accounts.

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $9,366,000 as compared to approximately $8,289,000 at December 31, 1996. The increase in cash and cash equivalents is due to approximately $1,749,000 of cash provided by operating activities, which was partially offset by approximately $629,000 and $43,000 of net cash used in investing and financing activities, respectively. Cash used in investing activities consisted of capital improvements partially offset by insurance proceeds received. Cash used in financing activities consisted of distributions paid to the general partner. The Partnership invests its working capital reserves in money market accounts.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 1985 Notes and 1,270 1986 Notes from a noteholder for $600 per Note.

The Partnership's Enclaves property is secured by mortgage indebtedness of approximately $6,856,000, which requires interest only payments with a balloon payment due in 2001. In addition, in order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $41,939,000 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 5% per annum on the Notes, and accrue the additional 5% (1986 Notes) and 7% (1985 Notes) per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Nonrecourse Promissory Notes have a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. The Managing General Partner has contacted the indenture trustee for the Nonrecourse Promissory Notes and certain holders of Nonrecourse Promissory Notes regarding this default. In connection with these conversations, the Managing General Partner has proposed that a forbearance agreement for a specific period be entered into pursuant to which the indenture trustee will agree not to exercise its rights with respect to the Partnership's properties while the Partnership markets its properties for sale. There can be no assurance, however, that a forbearance agreement will be entered into or, if entered into, that the Partnership can sell its properties or as to the net sales proceeds generated. The Managing General Partner believes it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership is unsuccessful in negotiating a forbearance or other agreement with the indenture trustee or if the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through foreclosure. If the properties are foreclosed upon, the Partnership would be dissolved, any available cash would be distributed and limited partners would lose their investment in the Partnership. It is expected that the Partnership would recognize a gain for tax purposes if the properties were foreclosed upon. In light of the pending maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 1998 or 1997. In accordance with the Partnership's agreement of limited partnership, the general partner received cash distributions equal to 2% of the interest payments on the Nonrecourse Promissory Notes (approximately $43,000) during each of the years ended December 31, 1998, 1997 and 1996.

Foreclosure of Sunnymead Towne Shopping Center

On March 27, 1997, the Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, was foreclosed upon. Several significant tenants vacated Sunnymead in 1995 and 1996 and the Partnership recorded a provision for impairment of value. In 1996 the Partnership ceased making debt service payments and the property was placed in receivership in May of 1996. The Managing General Partner determined it was not in the Partnership's best interest to contest the foreclosure action as the value of the Sunnymead property was estimated at less than the debt. As a result of the foreclosure, the Partnership recorded a gain on foreclosure of approximately $5,337,000 during the year ended December 31, 1997. Prior to the foreclosure, the outstanding debt on the property was a note payable with a principal balance of $10,100,000 and accrued interest of approximately $1,591,000.

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

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.



Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.




The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:



The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.



The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.




Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7A. MARKET RISK FACTORS

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1998, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 1998.
Principal amount by expected maturity:

         Long term debt         Fixed Rate Debt  Average Interest Rate

              1999                 $41,939              11.60%
              2000                      --                 --
              2001                   6,856              12.06%
           Thereafter                   --                 --
             Total                 $48,795



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTURY PENSION INCOME FUND XXIII

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheets - December 31, 1998 and 1997

Consolidated Statements of Operations - Years ended December 31, 1998, 1997, and
  1996

Consolidated Statements of Changes in Partners' Deficit - Years ended December
  31, 1998, 1997, and 1996

Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and
  1996

Notes to Consolidated Financial Statements




                          Independent Auditors' Report



To the Partners
Century Pension Income Fund XXIII,
A California Limited Partnership
Greenville, South Carolina


We have audited the accompanying consolidated balance sheets of Century Pension Income Fund XXIII, A California Limited Partnership (the "Partnership") and its joint ventures as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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




The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note A to the financial statements, the Partnership's Non-Recourse Promissory Notes, totaling approximately $80,000,000 in principal and interest, matured on February 15, 1999 and are in default. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pension Income Fund XXIII, A California Limited Partnership, and its joint ventures as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                    /s/Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants

New York, N.Y.
March 3, 1999



                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                        December 31,
                                                    1998          1997
Assets
  Cash and cash equivalents                      $ 11,698      $  9,366
  Receivables and deposits, net of allowance
     for uncollectible amounts of $601 (1998)
     and $466 (1997)                                1,699         1,118
  Other assets                                        286           332
  Mortgage loan receivable (Note E)                 1,137         1,137
  Deferred charges                                  1,037         1,533
  Investment properties (Notes I, J and M):
     Land                                          15,970        15,970
     Buildings and related personal property       63,332        62,629
                                                   79,302        78,599
     Less accumulated depreciation                (24,790)      (22,358)
                                                   54,512        56,241
                                                 $ 70,369      $ 69,727

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                               $     40      $     34
  Tenant security deposit liabilities                 342           367



  Accrued property taxes                              675           258
  Accrued interest-promissory notes                 1,048         1,048
  Accrued interest-note payable                       197           165
  Other liabilities                                   342           274
  Mortgage note payable (Note J)                    6,856         6,856
  Non-recourse promissory notes (Note I):
   Principal                                       41,939        41,939
   Deferred interest payable                       37,342        34,576

Minority interest in consolidated
  joint ventures                                    7,861         7,429

Contingencies (Note A)                                 --            --

Partners' Deficit
  General partner's                                (1,387)       (1,284)
  Limited partners' (95,789 units issued and
   outstanding)                                   (24,886)      (21,935)
                                                  (26,273)      (23,219)
                                                 $ 70,369      $ 69,727
          See Accompanying Notes to Consolidated Financial Statements



                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                              Years Ended December 31,
                                            1998        1997        1996
Revenues:
  Rental income                            $  10,879   $  10,433   $  11,569
  Interest income on mortgage loans               81          81          81
  Other income                                   572         573         625
     Total revenues                           11,532      11,087      12,275

Expenses
  Operating                                    3,082       3,292       3,456
  General and administrative                   1,004       1,006       1,035
  Depreciation                                 2,441       2,378       2,510
  Interest on notes payable                      827       1,053       1,744
  Interest to promissory note holders          4,863       4,863       4,863
  Amortization of deferred charges               420         420         420
  Property taxes                               1,474       1,544       1,505
  Provision for impairment of value               --       2,067          --
      Total expenses                          14,111      16,623      15,533

Loss before minority interest in joint
 ventures' operations and extraordinary
 gain on foreclosure                          (2,579)     (5,536)     (3,258)



Minority interest in joint
  ventures' operations                          (432)        415        (423)

Loss before extraordinary gain                (3,011)     (5,121)     (3,681)
Extraordinary gain on foreclosure                 --       5,337          --

Net (loss) income                          $  (3,011)  $     216   $  (3,681)

Net (loss) income allocated to general
 partner                                   $     (60)  $     965   $     (74)
Net loss allocated to limited
 partners                                     (2,951)       (749)     (3,607)
                                           $  (3,011)  $     216   $  (3,681)

Net loss per limited partnership unit      $  (30.81)  $   (7.82)  $  (37.66)
          See Accompanying Notes to Consolidated Financial Statements



                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                 Limited
                               Partnership  General     Limited
                                  Units    Partner's   Partners'       Total

Original capital contributions 95,789      $    958   $ 47,894     $ 48,852

Partners' deficit at
 December 31, 1995             95,789      $ (2,089)  $(17,579)    $(19,668)

Distributions to the
 general partner                   --           (43)        --          (43)

Net loss for the year
 ended December 31, 1996           --           (74)    (3,607)      (3,681)

Partners' deficit at
 December 31, 1996             95,789        (2,206)   (21,186)     (23,392)

Distributions to the
 general partner                   --           (43)        --          (43)

Net income (loss) for the year
 ended December 31, 1997           --           965       (749)         216




Partners' deficit at
 December 31, 1997             95,789        (1,284)   (21,935)     (23,219)

Distributions to the
 general partner                   --           (43)        --          (43)

Net loss for the year ended
 December 31, 1998                 --           (60)    (2,951)      (3,011)

Partners' deficit at
 December 31, 1998             95,789      $ (1,387)  $(24,886)    $(26,273)
          See Accompanying Notes to Consolidated Financial Statements



                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                   1998       1997      1996
Cash flows from operating activities:
 Net (loss) income                              $  (3,011) $     216  $ (3,681)
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
   Depreciation                                     2,441      2,378     2,510
   Amortization of deferred charges
     and lease commissions                            695        683       672
   Provision for doubtful receivables                 170        354       272
  Provision for impairment of value                    --      2,067        --
   Minority interest in joint ventures'
     operations                                       432       (415)      423
   Deferred interest on non-recourse
      promissory notes                              2,766      2,766     2,766
   Extraordinary gain on foreclosure                   --     (5,337)       --
   Casualty loss                                       12         75        --
   Changes in accounts:
      Receivables and deposits                       (751)      (521)   (1,141)
      Other assets                                     46       (182)      (12)
      Deferred charges                               (199)      (385)     (361)
      Accounts payable                                  6        (24)       58
      Tenant security deposit liabilities             (25)        (4)        9
      Accrued property taxes                          417        (19)      267



      Other liabilities                                68       (160)      117
      Accrued interest on note payable                 32        257       785

        Net cash provided by operating
          activities                                3,099      1,749     2,684

Cash flows from investing activities:
Restricted cash                                        --         13        --
 Property replacements and improvements              (724)      (742)     (825)
 Insurance proceeds                                    --        100        --

        Net cash used in investing activities        (724)      (629)     (825)

Cash flows from financing activities:
 Joint venture partner contributions                   --         --        38
 Cash distributions to the general partner            (43)       (43)      (43)

       Net cash used in financing activities          (43)       (43)       (5)

Net increase in cash and cash equivalents           2,332      1,077     1,854

Cash and cash equivalents at beginning of year      9,366      8,289     6,435

Cash and cash equivalents at end of year        $  11,698  $   9,366  $  8,289
          See Accompanying Notes to Consolidated Financial Statements



                       CENTURY PENSION INCOME FUND XXIII

               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (in thousands)


                                                   Years Ended December 31,
                                                   1998       1997      1996
Supplemental disclosure of cash flow
information
Cash paid for interest - notes payable          $  795     $  795     $  893
Cash paid for interest - non-recourse
     promissory notes                           $2,097     $2,097     $2,097

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure:

During the year ended December 31, 1997, Sunnymead Towne Center was foreclosed upon by the lender, resulting in an extraordinary gain of approximately $5,337,000. In connection with this foreclosure, approximately $67,000 in cash was transferred to the lender as partial settlement on the outstanding debt. This cash was previously classified as restricted cash on the Partnership's balance sheet. In addition, the following balance sheet accounts were adjusted by the non-cash amounts noted below (in thousands):

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
          See Accompanying Notes to Consolidated Financial Statements
                       CENTURY PENSION INCOME FUND XXIII

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Century Pension Income Fund XXIII (the "Partnership" or "Registrant") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Nonrecourse Promissory Notes have a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") has contacted the indenture trustee for the Nonrecourse Promissory Notes and certain holders of Nonrecourse Promissory Notes regarding this default. In connection with these conversations, the Managing General Partner has proposed that a forbearance agreement for a specific period be entered into pursuant to which the indenture trustee will agree not to exercise its rights with respect to the Partnership's properties while the Partnership markets its properties for sale. The Managing General Partner believes it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership is unsuccessful in negotiating a forbearance or other agreement with the indenture trustee or if the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through foreclosure. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.



The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: The Partnership is a limited partnership organized in 1984 under the laws of the State of California to hold for investment and ultimately sell income-producing real properties, and invest in, service, and ultimately collect or dispose of mortgage loans on income-producing real properties. The Partnership currently owns one apartment complex located in Georgia, three business parks located in Florida, North Carolina and Texas, one industrial building located in California, and two shopping centers located in Kentucky and Georgia. The Partnership also holds a sixty-eight percent joint venture interest in three business parks located in Minnesota and a sixty-six and two thirds percent joint venture interest in a shopping center located in Florida. The general partner is Fox Partners V, a California general partnership whose general partners are FCMC and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Note C - Transfer of Control"). The directors and officers of the Managing General Partners also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.



Principles of Consolidation: The consolidated financial statements include all of the accounts of the Partnership and two joint ventures in which the partnership has a controlling interest. An affiliated partnership owns the minority interest in these joint ventures. All significant intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss, and Distributions: Net income, net loss, and distributions of cash of the Partnership are allocated between the general and limited partners in accordance with the provisions of the partnership agreement.

Mortgage Loan Receivable: Mortgage loans receivable are stated at unpaid balances, less an allowance for loan losses. The amount of the allowance is based on the Managing General Partner's evaluation of the collectibility of the loan. Allowances from impaired loans are generally determined based on the value of underlying collateral or the present value of estimated cash flows. Loans are placed on a nonaccrual basis when a loan is specifically determined to be impaired or when, in the opinion of the Managing General Partner, there is an indication that the borrower may be unable to meet payments as they become due. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.



Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The estimated fair value of the Non-Recourse Promissory notes is not practicable to estimate because it cannot be determined whether financing with similar terms and conditions would be available to the Partnership. The fair value of the note payable and deferred interest encumbering the Enclaves, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates the carrying balance.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.



Investment Properties: Investment properties, consisting of one apartment complex and ten commercial properties, are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

In 1997, the Partnership determined that the Coral Palm Plaza Joint Venture property, with a carrying value of $6,029,000, was impaired and its value was written down by $2,067,000 to reflect its fair value at December 31, 1997 of $3,962,000. The fair value was based upon current economic conditions and projected future operational cash flows (see "Note G").

Depreciation: Depreciation is computed by the straight-line method over estimated useful lives ranging from twenty-seven and one-half to thirty nine years for buildings and improvements and five to seven years for furnishings.

Leases: The Partnership generally leases apartment units for lease terms of twelve months or less and recognizes income as earned on these leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred. The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

Some of these commercial leases contain stated rental increases during their term. For leases with fixed rental increases, rents are recognized on a straight-line basis over the terms of the lease. Cash collections exceeded the straight-line basis of revenue recognition by approximately $37,000 in 1998. The straight-line basis recognized $51,000 more in rental income than was collected in 1997.

The Partnership recognized bad debt expense associated with lease income of approximately $170,000, $354,000 and $272,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

Deferred Charges: Included in deferred charges are sales commissions, organization expenses and lease commissions. Sales commissions and organization expenses related to the Pension Investor Notes ("Non-Recourse Promissory Notes", "Promissory Notes" or "Notes"), are deferred and amortized by the straight-line method over the life of the Notes. Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1998 and 1997, deferred charges totaled approximately $7,435,000 and $7,369,000 and accumulated amortization totaled approximately $6,398,000 and $5,836,000, respectively.



Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note O" for required disclosures.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $22,000, $25,000 and $32,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Income Taxes: Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Reclassifications: Certain reclassifications have been made to the 1997 and 1996 balances to conform to the 1998 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation



(the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998, 1997 and 1996:

                                                  Years Ended December 31,
                                                  1998      1997      1996
                                                        (in thousands)

Property management fees (included in
  operating expense)                            $154      $147      $140
Reimbursement for services of affiliates (1)
  (included in general and administrative
  and operating expenses)                        254       204       184
Partnership management fee (included in
  general and administrative expenses)           111       111       111

(1) Included in "Reimbursements for services of affiliates" for 1998, 1997 and 1996 is approximately $4,000, $7,000 and $1,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998, 1997 and 1996, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services.



The Registrant paid to such affiliates approximately $120,000, $116,000, and $117,000 for the years ended December 31, 1998, 1997 and 1996, respectively. For the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's Coral Palm Plaza property for providing property management services. The Registrant paid to such affiliates approximately $34,000, $31,000 and $23,000 for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 (effective May 1, 1996). Since October 1, 1998 (the effective date of the Insignia Merger) these services have been provided at Coral Palm Plaza by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $254,000, $204,000 and $184,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 1985 Notes and 1,270 1986 Notes from a noteholder for $600 per note.



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

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net income and loss and taxable income and loss exclusive of gains or losses on property dispositions recognized in 1997. The extraordinary gain on the Sunnymead foreclosure has been allocated 20% to the general partner and 80% to the limited partners per the terms of the Partnership Agreement. In each of the years ended December 31, 1998, 1997 and 1996, the general partner received approximately $43,000 of cash distributions, which were equal to two percent of cash distributions to the Promissory Note holders. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee.

NOTE E - MORTGAGE LOANS RECEIVABLE

The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994, and in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through a deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expenses) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000, was reclassified as real estate in 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt.

Interest income on the mortgage loans totaled approximately $81,000 for each of the years ended December 31, 1998, 1997, and 1996, reflecting an interest rate of approximately 7% per annum.



NOTE F - JOINT VENTURES

The Partnership has investments in two consolidated joint ventures as follows:

Coral Palm Plaza Joint Venture

On January 23, 1987, the Partnership acquired a 66.67% ownership interest in Coral Palm Plaza Joint Venture ("Coral Palm"), a joint venture with Century Pension Income Fund XXIV, a California Limited Partnership ("CPF XXIV") and an affiliate of FCMC and FRI. Also, on January 23, 1987, Coral Palm acquired the Coral Palm Plaza, a shopping center located in Coral Springs, Florida. The Partnership reflects its interest in Coral Palm utilizing full consolidation whereby all of the accounts of the joint venture are included in the Partnership's consolidated financial statements (intercompany accounts are eliminated).

Summary financial information for Coral Palm is as follows (in thousands):

                                         December 31,
                                       1998        1997

Total assets                        $ 5,049     $ 5,041
Total liabilities                      (223)       (366)

Total venture's equity              $ 4,826     $ 4,675

                                   Years Ended December 31,
                                    1998        1997



Total revenues                      $   987     $   739
Total expenses (Note G)                (836)     (2,897)

Net income (loss)                   $   151     $(2,158)

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



Summary financial information for Minneapolis Business is as follows (in thousands):

                                         December 31,
                                       1998        1997

Total assets                        $19,874     $18,331
Total liabilities                      (539)       (167)

Total venture's equity              $19,335     $18,164

                                   Years Ended December 31,
                                       1998        1997

Total revenues                      $ 3,293     $ 3,190
Total expenses                       (2,122)     (2,262)

Net income                          $ 1,171     $   928

NOTE G - PROVISION FOR IMPAIRMENT OF VALUE

During 1997, two significant tenants that occupied 36,000 square feet (27% of leasable space) at Coral Palm Plaza moved out. The Partnership determined that, based on economic conditions at the time, as well as projected future operational cash flows, a decline in value had occurred which was other than temporary. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value and an impairment write down of $2,067,000 was recorded at December 31, 1997.



In October 1995, the Partnership accepted a lease buy-out and termination agreement with a former tenant at the Partnership's Coral Palm Plaza property. The $300,000 termination payment, has been deferred and is being amortized into income on a straight-line basis over the remaining three years of the former tenant's lease. This space had not been re-leased at December 31, 1998.

NOTE I - NON-RECOURSE PROMISSORY NOTES

The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership, by a security interest in the joint venture interests held by the Partnership, and by a pledge of the note and of the deed of trust on the real properties underlying the mortgage loans made by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000, bear interest at 12 percent per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at ten percent per annum, except that portions of the interest may be deferred, provided the Partnership makes minimum interest payments of 5% on the unpaid principal balance. The deferred interest does not accrue additional interest. The Notes matured February 15, 1999, and are in default. In accordance with the Partnership Agreement and the Trust Indenture, upon the sale, repayment or other disposition of any Partnership property or Partnership mortgage loan, 98 percent of the resulting distributable cash proceeds is first allocated to the payment of the Promissory Notes until such Notes and related accumulated deferred interest payable are repaid and, thereafter, the cash proceeds are distributed to the Partnership's general partner, Individual Unit holders, and Note holders. Note holders are also entitled to the payment of residual interest after specified payments to the general partner and Individual Unit holders as set forth in the Trust Indenture, but it appears no residual interest will be paid.



Refer to "Note A" for a discussion regarding the Partnership's inability to meet its obligation at the maturity of the Promissory Notes.

NOTE J - MORTGAGE NOTE PAYABLE

The Enclaves Apartments ("Enclaves") complex located in Atlanta, Georgia is pledged as collateral for a note payable at December 31, 1998. The Enclaves note, with a principal balance of approximately $6,856,000, bears interest at
12.0625 percent. The Enclaves note requires a balloon payment of $6,856,000 in April 2001, exclusive of accrued interest. The Partnership makes monthly interest only payments of approximately $66,000 on the debt. Principal payments for the years subsequent to December 31, 1998, are required as follows (in thousands):

      1999      $     0
      2000            0
      2001        6,856

      Total     $ 6,856

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's property and by a pledge of revenues from the property. The Enclaves note includes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

NOTE K - MINIMUM FUTURE RENTAL REVENUES

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1998, are as follows (in thousands):




     1999         $ 6,223
     2000           4,709
     2001           3,306
     2002           2,525
     2003           1,873
  Thereafter        4,719

     Total        $23,355

Amortization of deferred leasing commissions totaled approximately $275,000, $263,000 and $252,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in operating expense.



NOTE L - INCOME TAXES

A reconciliation of the net (loss) income per the financial statements to the net Federal taxable loss to the partners is as follows:

                                                     1998      1997      1996
                                               (in thousands, except unit data)

Net (loss) income as reported                     $(3,011)  $   216   $(3,681)
Add (deduct):
 Provision for impairment of value                     --     2,067        --
Original issue discount                            (1,606)   (1,256)     (936)
Deferred income                                       (47)     (136)     (453)
Depreciation differences                             (304)     (368)     (393)
Bad debt expense                                      135        77       236
Interest expense capitalized                            5        23         4
Minority interest in joint ventures' operations       (50)     (682)       24
Interest accrual                                       38       (21)     (114)
Loss on fire                                           12        75        --
Gain on disposal of property                           --    (5,263)       --
Federal taxable loss                              $(4,828)  $(5,268)  $(5,313)

Federal taxable loss per limited partnership unit $   (49)  $   (54)  $   (54)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands) at December 31:

                                                 1998      1997      1996
Net liabilities as reported                    $(26,273) $(23,219) $(23,392)



Differences resulted from:
 Sales commissions and organization expenses      6,558     6,558     6,558
 Original issue discount                          1,239     2,845     4,101
 Provision for impairment of value               12,058    12,058     9,991
 Deferred income                                   (236)     (189)      (53)
 Acquisition costs expensed                         (21)      (21)      (21)
 Depreciation                                    (3,719)   (3,415)   (3,047)
 Payments credited to rental properties           2,111     2,111     2,111
 Minority interest in joint ventures'
 operations                                      (4,241)   (4,191)   (3,509)
 Capitalized expense                                514       509       486
 Interest expense capitalized                       202       202       202
 Bad debt expense                                   502       367       290
 Interest accrual                                   692       654       674
 Other                                              485       485       485
 Disposal of property                            (5,176)   (5,188)       --

Net liabilities - Federal tax basis            $(15,305) $(10,434) $ (5,124)



NOTE M - REAL ESTATE AND ACCUMULATED DEPRECIATION:

                                       Initial Cost to Partnership
                                              (in thousands)

                                                     Building     Net Cost
                                                        and      Capitalized
                                                      Related  (Written Down)
                             Encumbrances            Personal   Subsequent to
Description                       (1)         Land   Property    Acquisition
                            (in thousands)                     (in thousands)
PARTNERSHIP:

Commerce Plaza              $    --         $ 1,604   $ 4,188    $   749

Regency Centre                   --           3,123    10,398        817

Highland Park III                --             654     4,849        437

Interrich Plaza                  --             587     1,833        502

Centre Stage Shopping            --           1,300     6,588        467
  Center

The Enclaves                  6,856           1,901     7,603      1,285

Medtronics                       --             345     1,381         41

JOINT VENTURES:




Coral Palm Plaza                 --           5,009    11,046     (8,417)

Alpha Business Center            --           3,199     6,735        733

Plymouth Service Center          --             475     2,306         37

Westpoint Business Center        --           1,166     5,987        374

Total                       $ 6,856         $19,363   $62,914    $(2,975)

(1) The Non-Recourse Promissory notes are secured by a deed of trust on all properties owned in fee by the Partnership and by a security interest in the joint venture interests held by the Partnership.







                            Gross amount at which carried
                                 at December 31, 1998
                                    (in thousands)

                                     Buildings
                                        and
                                      Related
                                     Personal            Accumulated     Date   Depreciable
Description                   Land   Property   Total   Depreciation   Acquired Life-Years
PARTNERSHIP:                                           (in thousands)
Commerce Plaza               $ 1,604 $ 4,937   $ 6,541   $ 2,039         3/86   5-39 years

Regency Centre                 3,111  11,227    14,338     4,783         5/86   5-39 years

Highland Park III                619   5,321     5,940     2,319         9/86   5-39 years

Interrich Plaza                  587   2,335     2,922       802         4/88   5-39 years

Centre Stage Shopping Center   1,300   7,055     8,355     2,198         1/90   5-39 years

The Enclaves                   1,901   8,888    10,789     2,315         4/91   5-39 years

Medtronics                       345   1,422     1,767       158         4/95   5-39 years

JOINT VENTURES:

Coral Palm Plaza               1,980   5,658     7,638     3,814         1/87    5-39 years



Alpha Business Center          3,002   7,665    10,667     3,025         5/87    5-39 years

Plymouth Service Center          419   2,399     2,818       871         5/87    5-39 years

Westpoint Business Center      1,102   6,425     7,527     2,466         5/87    5-39 years

Total                        $15,970 $63,332   $79,302   $24,790



Reconciliation of "Real Estate and Accumulated Depreciation":

                                     Years Ended December 31,
                                   1998        1997        1996
                                          (in thousands)
Real Estate
Balance at beginning of year    $78,599     $87,337     $86,512
 Property improvements              724         742         825
 Casualty loss                      (21)        (95)         --
 Provision for impairment of
  value                              --      (2,067)         --
 Disposal via foreclosure            --      (7,318)         --

Balance at end of year          $79,302     $78,599     $87,337

Accumulated Depreciation
Balance at beginning of year    $22,358     $21,604     $19,094
 Additions charged to expense     2,441       2,378       2,510
 Casualty loss                       (9)        (20)         --
 Disposal via foreclosure            --      (1,604)         --

Balance at end of year          $24,790     $22,358     $21,604

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $90,784,000 and $90,164,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997, is approximately $28,292,000 and $25,604,000, respectively.



NOTE N - FORECLOSURE OF SUNNYMEAD TOWNE SHOPPING CENTER

On March 27, 1997, the Sunnymead Towne Shopping Center ("Sunnymead") located in Moreno Valley, California, was foreclosed upon. Several significant tenants vacated Sunnymead in 1995 and 1996 and the Partnership recorded a provision for impairment of value. In 1996 the Partnership ceased making debt service payments and the property was placed in receivership in May of 1996. The Managing General Partner determined it was not in the Partnership's best interest to contest the foreclosure action as the value of the Sunnymead property was estimated at less than the debt. As a result of the foreclosure, the Partnership recorded an extraordinary gain on foreclosure of approximately $5,337,000 during the year ended December 31, 1997. Prior to the foreclosure, the outstanding debt on the property was a note payable with a principal balance of $10,100,000 and accrued interest of approximately $1,591,000.



NOTE O - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segments derive their revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex in Atlanta, Georgia. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of three business parks located in Florida, North Carolina and Texas, one industrial building located in California, and two shopping centers located in Kentucky and Georgia. In addition, the Partnership also owns controlling interests in two joint ventures, which properties include three business parks located in Minnesota and a shopping center located in Florida.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for 1998, 1997 and 1996 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.



1998
                                    Residential  Commercial    Other     Totals
Rental income                       $ 2,315      $ 8,564     $    --    $10,879
Other income                             58          258         337        653
Interest expense                        827           --       4,863      5,690
Depreciation                            350        2,091          --      2,441
Amortization of deferred costs           --           --         420        420
General and administrative expense       --           --       1,004      1,004
Minority interest in joint
 ventures' operations                    --         (432)         --       (432)
Segment profit (loss)                   125        2,814      (5,950)    (3,011)
Total assets                          8,687       53,819       7,863     70,369
Capital expenditures for investment
properties                              161          563          --        724




1997
                                     Residential  Commercial    Other    Totals
Rental income                        $ 2,245      $ 8,188     $    --   $10,433
Other income                              44          217         393       654
Interest expense                         827          226       4,863     5,916
Amortization of deferred costs            --           --         420       420
Depreciation                             338        2,040          --     2,378
General and administrative expense        --           --       1,006     1,006
Gain on foreclosure                       --        5,337          --     5,337
Provision for impairment of value         --        2,067          --     2,067
Minority interest in joint ventures'
operations                                --          415          --       415
Segment (loss) profit                    (45)       6,157      (5,896)      216
Total assets                           9,000       53,193       7,534    69,727
Capital expenditures for investment
properties                               223          519          --        742

1996
                                     Residential  Commercial    Other    Totals
Rental income                        $ 2,264      $ 9,305     $    --   $11,569
Other income                              96          243         367       706
Interest expense                         827          917       4,863     6,607
Depreciation                             321        2,189          --     2,510
Amortization                              --           --         420       420
General and administrative expense        --           --       1,035     1,035
Minority interest in joint ventures'
operations                                --         (423)         --      (423)
Segment profit (loss)                    116        2,154      (5,951)   (3,681)



Total assets                           9,105       61,613       8,175    78,893
Capital expenditures for investment
properties                                91          734          --       825

NOTE P - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time,



affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Century Pension Income Fund XXIII (the "Partnership" or "Registrant"), as well as Fox Partners VI ("Fox"), the general partner of the Registrant, have no officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO").

The names and ages of, as well as the positions held by executive officers and directors of the Managing General Partner are set forth below. No family relationships exist among any of the officers or directors of the Managing General Partner.

Name                   Age  Position

Patrick J. Foye        41   Executive Vice President and Director

Timothy R. Garrick     42   Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to



1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
13. Transactions with Affiliated Parties".



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

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting securities of the Partnership as of December 31, 1998.

As of December 31, 1998, Insignia Properties LP ("IPLP"), an affiliate of the Managing General Partner, owned 2 Individual Investor Units ("Units") or approximately .002%. IPLP's business address is 55 Beattie Place, Greenville, SC 29601. Additionally, IPLP is indirectly ultimately owned by AIMCO.

ITEM 13. TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998, 1997 and 1996:

                                              Years Ended December 31,
                                                 1998        1997       1996



                                              (in thousands)

Property management fees                      $154        $147        $140
Reimbursement for services of affiliates (1)   254         204         184
Partnership management fee                     111         111         111

(1) Included in "Reimbursements for services of affiliates" for 1998, 1997, and 1996 is approximately $4,000, $7,000, and $1,000 respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998, 1997 and 1996, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Registrant paid to such affiliates approximately $120,000, $116,000, and $117,000 for the years ended December 31, 1998, 1997 and 1996, respectively. For the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's Coral Palm Plaza property for providing property management services. The Registrant paid to such affiliates approximately $34,000, $31,000 and $23,000 for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 (effective May 1, 1996). Since October 1, 1998 (the effective date of the Insignia Merger) these services have been provided at Coral Palm Plaza by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $254,000, $204,000 and $184,000 for the years ended December 31, 1998, 1997 and 1996, respectively.




On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 1985 Notes and 1,270 1986 Notes from a noteholder for $600 per note.

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

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net income and loss and taxable income and loss exclusive of gains or losses on property dispositions recognized in 1997. The extraordinary gain on the Sunnymead foreclosure has been allocated 20% to the general partner and 80% to the limited partners per the terms of the Partnership Agreement. In each of the years ended December 31, 1998, 1997 and 1996, the general partner received $43,000 of cash distributions, which were equal to two percent of cash distributions to the Promissory Note holders. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee.




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


(a) (3) Exhibits:

        See Exhibit Index contained herein

(b)     Reports on Form 8-K filed during the fourth quarter of 1998:

        Current report on Form 8-K dated on October 1, 1998, and filed on October 16, 1998, disclosing change in control of the Registrant from Insignia Financial Group, Inc. to AIMCO.



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


                             CENTURY PENSION INCOME FUND XXIII

                             By: Fox Partners V
                                 Its General Partner

                             By: Fox Capital Management Corporation
                                 Its Managing General Partner

                             By: /s/ Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President


                             By: /s/ Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting


                             Date:  March 31, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Patrick J. Foye        Executive Vice President       Date:  March 31, 1999
Patrick J. Foye            and Director

/s/ Timothy R. Garrick     Vice President - Accounting    Date:  March 31, 1999
Timothy R. Garrick         and Director



                                 Exhibit Index

2. NPI Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated October 1, 1998.

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