Form 10-Q
period 1999-03-31
CENTURY PENSION INCOME FUND XXIII
filed 1999-05-17
CIK 764543

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


                 For the quarterly period ended March 31, 1999

                                       or

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                March 31,  December 31,

                                                   1999        1998

                                               (Unaudited)    (Note)

Assets

  Cash and cash equivalents                      $ 10,884    $ 11,698

  Receivables and deposits                          2,077       1,699

  Other assets                                        491         286

  Mortgage loan receivable                          1,137       1,137

  Deferred charges                                  1,065       1,037

  Investment properties:

    Land                                           15,970      15,970

    Buildings and related personal property        63,481      63,332

                                                   79,451      79,302

    Less accumulated depreciation                 (25,424)    (24,790)

                                                   54,027      54,512


                                                 $ 69,681    $ 70,369

Liabilities and Partners' Deficit


Liabilities

  Accounts payable                               $      1    $     40

  Tenant security deposit liabilities                 334         342

  Accrued property taxes                              453         675

  Accrued interest - promissory notes                 524       1,048

  Accrued interest - notes payable                    205         197

  Other liabilities                                   342         342

  Notes payable                                     6,856       6,856

  Non-recourse promissory notes:

     Principal                                     41,939      41,939

     Deferred interest payable                     38,034      37,342


Minority interest in consolidated

 joint ventures                                     7,936       7,861

Partners' Deficit

  General partner's                                (1,421)     (1,387)

  Limited partners' (95,789 units issued and

    outstanding at March 31, 1999 and

    December 31, 1998)                            (25,522)    (24,886)

                                                  (26,943)    (26,273)


                                                 $ 69,681    $ 70,369


Note: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See Accompanying Notes to Consolidated Financial Statements

b)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                              1999      1998
Revenues:
  Rental income                                             $  2,751  $  2,799
  Interest income on mortgage loans                               13        20
  Other income                                                   243       140
     Total revenues                                            3,007     2,959

Expenses:
  Operating                                                      795       699
  General and administrative                                     286       271
  Depreciation                                                   634       592
  Interest on notes payable                                      207       207
  Interest to promissory note holders                          1,216     1,216
  Amortization of deferred charges                                52       110
  Property taxes                                                 391       359
     Total expenses                                            3,581     3,454

Loss before minority interest in joint ventures' operations     (574)     (495)
Minority interest in joint ventures' operations                  (75)     (147)
Net loss                                                    $   (649) $   (642)

Net loss allocated to general partner (2%)                  $    (13) $    (13)
Net loss allocated to limited partners (98%)                    (636)     (629)
                                                            $   (649) $   (642)

Net loss per limited partnership unit                       $  (6.64) $  (6.57)

          See Accompanying Notes to Consolidated Financial Statements

c)
                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Limited

                               Partnership   General     Limited

                                  Units     Partner's   Partners'     Total


Original capital contributions   95,789     $   958     $ 47,894    $ 48,852


Partners' deficit

 at December 31, 1997            95,789     $(1,284)    $(21,935)   $(23,219)


Distribution to general partner      --         (21)          --         (21)


Net loss for the three months

ended March 31, 1998                 --         (13)        (629)       (642)


Partners' deficit

 at March 31, 1998               95,789     $(1,318)    $(22,564)   $(23,882)


Partners' deficit

  at December 31, 1998           95,789     $(1,387)    $(24,886)   $(26,273)


Distribution to general partner      --         (21)          --         (21)


Net loss for the three months

  ended March 31, 1999               --         (13)        (636)       (649)


Partners' deficit

  at March 31, 1999              95,789     $(1,421)    $(25,522)   $(26,943)


          See Accompanying Notes to Consolidated Financial Statements

d)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Three Months Ended

                                                                 March 31,

                                                              1999      1998

Cash flows from operating activities:

 Net loss                                                   $   (649) $   (642)

 Adjustments to reconcile net loss to net cash

  (used in) provided by operating activities:

   Depreciation                                                  634       592

   Amortization of deferred charges and lease commissions        117       172

   Minority interest in joint ventures' operations                75       147

   Deferred interest on non-recourse promissory notes            692       692

   Change in accounts:

     Receivables and deposits                                   (378)     (394)

     Other assets                                               (205)       46

     Deferred charges                                             11        (5)

     Accounts payable                                            (39)       80

     Tenant security deposit liabilities                          (8)        3

     Accrued property taxes                                     (222)      116

     Other liabilities                                            --       (47)

     Accrued interest on notes payable                             8         8

     Accrued interest - promissory notes                        (524)     (524)


        Net cash (used in) provided by operating activities     (488)      244


Cash flows from investing activities:

 Property replacements and improvements                         (149)     (201)

 Lease commissions paid                                         (156)      (19)


        Net cash used in investing activities                   (305)     (220)


Cash flows used in financing activities:

 Cash distributions to the general partner                       (21)      (21)


Net (decrease) increase in cash and cash equivalents            (814)        3


Cash and cash equivalents at beginning of period              11,698     9,366


Cash and cash equivalents at end of period                  $ 10,884  $  9,369


Supplemental disclosure of cash flow information:


  Cash paid for interest - notes payable                    $    199  $    199


  Cash paid for interest - non-recourse promissory notes    $  1,048  $  1,048


          See Accompanying Notes to Consolidated Financial Statements


e)
                       CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Century Pension Income Fund XXIII (the "Partnership" or "Registrant") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999; however, such amount was not paid at maturity. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") has contacted the indenture trustee for the Nonrecourse Promissory Notes and certain holders of Nonrecourse Promissory Notes regarding this default. In connection with these conversations, the Managing General Partner has proposed that a forbearance agreement for a specific period be entered into pursuant to which the indenture trustee will agree not to exercise its rights with respect to the Partnership's properties while the Partnership markets its properties for sale. The Managing General Partner believes it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership is unsuccessful in negotiating a forbearance or other agreement with the indenture trustee or if the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through foreclosure. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership and two joint ventures in which the Partnership has a controlling interest. An affiliated partnership owns the minority interest in these joint ventures. All significant intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the three months ended March 31, 1999 and 1998:

                                               1999      1998
                                               (in thousands)
Property management fees (included in
  operating expense)                           $ 30     $ 38
Reimbursement for services of affiliates (1)
  (included in general and administrative
  and operating expenses)                        63       60
Partnership management fee (included in
  general and administrative expenses)           55       55

(1) Included in "Reimbursements for services of affiliates" for the three months ended March 31, 1998 is approximately $1,000 in reimbursements for construction oversight costs. There were no such reimbursements for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $29,000 for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1998, an affiliate of the Managing General Partner was entitled to receive varying percentages of gross receipts from the Partnership's Coral Palm Plaza property for providing property management services. The Partnership paid to such affiliate approximately $9,000 for the three months ended March 31, 1998. Since October 1, 1998 (the effective date of the Insignia Merger) these services have been provided for Coral Palm Plaza by an unrelated party. For the Partnership's remaining commercial properties, these services were provided by an unrelated party for the three months ended March 31, 1999 and 1998.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $63,000 and $60,000 for the three months ended March 31, 1999 and 1998, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

In each of the three months ended March 31, 1999 and 1998, the general partner received a cash distribution of approximately $43,000, which was equal to two percent of cash distributions to the Promissory Note holders. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee.

NOTE E - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segments derive their revenues: The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Atlanta, Georgia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of three business parks located in Florida, North Carolina and Texas, one industrial building located in California, and two shopping centers located in Kentucky and Georgia. In addition, the Partnership also owns controlling interests in two joint ventures, which properties include three business parks located in Minnesota and a shopping center located in Florida.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segments: The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

1999
                                      Residential Commercial  Other   Totals
Rental income                         $   620    $ 2,131    $    -- $ 2,751
Other income                               11        173         72     256
Interest expense                          207         --      1,216   1,423
Amortization of deferred costs             --         --         52      52
Depreciation                               87        547         --     634
General and administrative expense         --         --        286     286
Minority interest in joint ventures'
 operations                                --        (75)        --     (75)
Segment profit (loss)                      44        789     (1,482)   (649)
Total assets                            6,756     36,119     26,806  69,681
Capital expenditures for investment
properties                                 22        127         --     149

1998
                                      Residential Commercial  Other   Totals


Rental income                         $   576    $ 2,223    $    -- $ 2,799
Other income                                9         62         89     160
Interest expense                          207         --      1,216   1,423
Amortization of deferred costs             --         --        110     110
Depreciation                               85        507         --     592
General and administrative expense         --         --        271     271
Minority interest in joint ventures'
operations                                 --        147         --     147
Segment profit (loss)                      56        789     (1,487)   (642)
Total assets                            9,093     53,598      6,848  69,539
Capital expenditures for investment
  properties                               28        173         --      201


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as three business parks and a shopping center owned by two consolidated joint ventures between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy of each of the Partnership's investment properties, as well as for the joint venture properties, for the three months ended March 31, 1999 and 1998:


                                                 Average

                                                Occupancy


Property                                    1999          1998


Commerce Plaza                              100%          100%
  Tampa, Florida


Regency Centre                               99%           88%
  Lexington, Kentucky


Highland Park III                            91%           90%
  Charlotte, North Carolina


Interrich Plaza                              96%          100%
  Richardson, Texas


Centre Stage Shopping Center                 97%           99%
  Norcross, Georgia


The Enclaves                                 99%           95%
  Atlanta, Georgia


Medtronics                                  100%          100%
  Irvine, California


CORAL PALM PLAZA JOINT VENTURE:


Coral Palm Plaza                             61%           69%
  Coral Springs, Florida


MINNEAPOLIS BUSINESS PARKS

  JOINT VENTURE:


Alpha Business Center                        87%           95%
  Bloomington, Minnesota


Plymouth Service Center                     100%          100%
  Plymouth, Minnesota


Westpoint Business Center                    93%           92%
  Plymouth, Minnesota

The Managing General Partner attributes the increase in occupancy at Regency Centre to an expanding local economy creating a demand for retail space in the area which resulted in three tenants, occupying approximately 12% of the total square footage, signing leases since March 31, 1998. Occupancy at Interrich Plaza decreased due to a tenant not renewing its lease. Occupancy at the Enclaves increased due to a more aggressive marketing campaign at the property. Occupancy at Coral Palm Plaza decreased as a result of the three tenants vacating the property during 1998. Occupancy at Alpha Business Center decreased as a result of several tenants not renewing their leases.

Results of Operations

The Partnership's loss before minority interest in joint ventures' operations was approximately $574,000 for the three months ended March 31, 1999 compared to approximately $495,000 for the corresponding period in 1998. The increase in loss is attributable to an increase in total expenses which more than offset an increase in total revenues. The increase in total expenses is primarily attributable to increases in operating, depreciation, and property tax expenses and, to a lesser extent, an increase in general and administrative expense. These increases were partially offset by a decrease in amortization of deferred charges. The increase in operating expense is attributable to increases in property and maintenance expenses attributable to normal fluctuations in utilities, salaries and maintenance costs. The increase in depreciation is the result of an increase in depreciable assets placed in service over the last twelve months. Property tax expense increased for the three months ended March 31, 1999 due to a reduction of the 1998 property tax expense for the Coral Palm Plaza property resulting from a successful appeal of 1997 property taxes. The increase in general and administrative expense for the three months ended March 31, 1999 is primarily attributable to increased legal fees related to negotiations in connection with the Nonrecourse Promissory Notes (see further discussion below). Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The decrease in amortization of deferred charges is due to the fact that partnership level deferred charges became fully amortized during the three month period ended March 31, 1999. Interest expense remained consistent for both three month periods.

The increase in total revenues is attributable to an increase in other income partially offset by a decrease in rental and mortgage interest income. The increase in other income is primarily due to a lease buyout fee received from a tenant at Medtronics. Rental income decreased primarily due to bad debt recognized at the Coral Palm Plaza property related to the decline in the physical occupancy at the property (see discussion above) and due to a decrease in tenant reimbursements at a number of the Partnership's commercial properties. The decrease in mortgage interest is attributable to the timing of receipts.

The net loss for the three months ended March 31, 1999 was approximately $649,000 compared to approximately $642,000 for the same period of 1998. Partially offsetting the increase in overall net loss for the three months ended March 31, 1999 was a decrease in minority interest in joint ventures' operations from approximately $147,000 at March 31, 1998 to approximately $75,000 at March 31, 1999. The Partnership owns a majority interest in two joint venture operations with an affiliated partnership. The decrease in minority interest is primarily due to a decrease in net income for both of the joint ventures. The decrease in net income for Coral Palm Plaza Joint Venture for the three months ended March 31, 1999 is primarily due to the occupancy-related issues and the increase in property tax expense as discussed above. The decrease in net income for Minneapolis Business Parks Joint Venture for the three months ended March 31, 1999 as compared to the same period of 1998 is primarily attributable to an increase in depreciation expense as a result of depreciable assets placed in service over the last twelve months. Also contributing to the decrease in net income is an increase in operating expenses primarily due to increased maintenance expense at the joint venture's properties during the three months ended March 31, 1999.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $10,884,000 compared to approximately $9,369,000 at March 31, 1998. The net decrease in cash and cash equivalents for the three months ended March 31, 1999 from the Partnership's year ended December 31, 1998 was approximately $814,000. This decrease is due to approximately $488,000 of net cash used in operating activities, approximately $305,000 of cash used in investing activities, and approximately $21,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and payment of lease commissions. Cash used in financing activities consisted of cash distributed to the general partner. The Partnership invests its working capital reserves in money market accounts.

The Partnership's Enclaves property is secured by mortgage indebtedness of approximately $6,856,000, which requires interest only payments with a balloon payment due in 2001. In addition, in order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $41,939,000 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 5% per annum on the Notes, and accrue the additional 5% (1986 Notes) and 7% (1985 Notes) per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999; however, such amount was not paid at maturity. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. The Managing General Partner has contacted the indenture trustee for the Nonrecourse Promissory Notes and certain holders of Nonrecourse Promissory Notes regarding this default. In connection with these conversations, the Managing General Partner has proposed that a forbearance agreement for a specific period be entered into pursuant to which the indenture trustee will agree not to exercise its rights with respect to the Partnership's properties while the Partnership markets its properties for sale. There can be no assurance, however, that a forbearance agreement will be entered into or, if entered into, that the Partnership can sell its properties or as to the net sales proceeds generated. The Managing General Partner believes it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership is unsuccessful in negotiating a forbearance or other agreement with the indenture trustee or if the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through foreclosure. If the properties are foreclosed upon, the Partnership would be dissolved, any available cash would be distributed and limited partners would lose their investment in the Partnership. It is expected that the Partnership would recognize a gain for tax purposes if the properties were foreclosed upon.

In light of the pending maturity of the Notes, no distributions were made to the limited partners for the three months ended March 31, 1999 or 1998. In accordance with the Partnership Agreement, the general partner received cash distributions equal to 2% of the interest payments on the Nonrecourse Promissory Notes (approximately $21,000) during each of the three months ended March 31, 1999 and 1998.

The three commercial properties in Minneapolis Business Park Joint Venture are under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the second quarter of 1999. However, there can be no assurance that the sale will be consummated.

Capital improvements planned for each of the Partnership's properties are detailed below. Additional capital expenditures will be incurred only if cash is available from operations.

Commerce Plaza

During the three months ended March 31, 1999, the Partnership expended approximately $31,000 for capital improvements at Commerce Plaza consisting primarily of tenant improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $87,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements which are expected to cost approximately $41,000.

Regency Centre

During the three months ended March 31, 1999, the Partnership completed approximately $23,000 for tenant improvements at Regency Centre which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $127,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $48,000.

Highland Park III

During the three months ended March 31, 1999, the Partnership completed approximately $41,000 of tenant improvements at Highland Park III which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $243,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $110,000.

Interrich Plaza

During the three months ended March 31, 1999, the Partnership did not complete any capital or tenant improvements at Interrich Plaza. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $79,000 of capital improvements over the near term. Budgeted capital improvements for 1999 include, but are not limited to, tenant improvements which are expected to cost approximately $16,000.

Centre Stage

During the three months ended March 31, 1999, the Partnership expended approximately $6,000 for tenant improvements at Centre Stage which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $131,000 of capital improvements over the near term. Budgeted capital improvements for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $17,000.

The Enclaves

During the three months ended March 31, 1999, the Partnership expended approximately $22,000 for capital improvements at The Enclaves consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,020,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited, landscaping, carpet replacement and roof repairs, which are expected to cost approximately $477,000.

Medtronics

During the three months ended March 31, 1999, the Partnership did not complete any capital or tenant improvements at Medtronics. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $23,000 of capital improvements over the near term. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements which are expected to cost approximately $426,000.

Coral Palm Plaza

During the three months ended March 31, 1999, the Partnership did not complete any capital or tenant improvements at Coral Palm Plaza. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $80,000.

Alpha Business Center

During the three months ended March 31, 1999, the Partnership did not complete any capital or tenant improvements at Alpha Business Center. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements and signage replacement, which are expected to cost approximately $195,000.

Plymouth Service Center

During the three months ended March 31, 1999, the Partnership did not complete any capital or tenant improvements at Plymouth Service Center. There are no capital improvements currently budgeted for 1999 for this property.

Westpoint Business Center

During the three months ended March 31, 1999, the Partnership expended approximately $26,000 for capital improvements at West Point Business Center consisting of tenant improvements and appliance and carpet replacements, which were funded from operating cash flow. Capital improvements budgeted for 1999 include, but are not limited to, building and tenant improvements, which are expected to cost approximately $194,000.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1998 and 1999, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1999, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.


The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1999, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1998, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at March 31, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998, the Partnership's latest fiscal year end. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the recorded value as of December 31, 1998.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K: None filed during the quarter ended March 31, 1999.




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


                              CENTURY PENSION INCOME FUND XXIII

                              By:  Fox Partners V
                                   Its General Partner

                              By:  Fox Capital Management Corporation
                                   Its Managing General Partner

                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 17, 1999