Form 10QSB
period 1999-06-30
CENTURY PENSION INCOME FUND XXIII
filed 1999-08-13
CIK 764543

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

                  For the quarterly period ended June 30, 1999

                                       or

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                     June 30,      December 31,

                                                       1999            1998

                                                    (Unaudited)       (Note)

Assets

  Cash and cash equivalents                        $ 26,578        $ 11,698

  Receivables and deposits                            1,817           1,699

  Other assets                                          601             286

  Mortgage loan receivable                            1,137           1,137

  Deferred charges                                      913           1,037

  Investment properties:

    Land                                             11,447          15,970

    Buildings and related personal property          47,047          63,332

                                                     58,494          79,302

    Less accumulated depreciation                   (19,348)        (24,790)

                                                     39,146          54,512

                                                   $ 70,192        $ 70,369

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                 $    146        $     40

  Tenant security deposit liabilities                   194             342

  Accrued property taxes                                359             675

  Accrued interest - promissory notes                 1,048           1,048

  Accrued interest _ mortgage note payable              279             197

  Other liabilities                                     196             342

  Mortgage note payable                               6,856           6,856

  Non-recourse promissory notes:

     Principal                                       41,939          41,939

     Deferred interest payable                       38,725          37,342

Minority interest in consolidated

 joint ventures                                       7,886           7,861

Partners' Deficit

  General partner's                                  (1,431)         (1,387)

  Limited partners' (95,789 units issued and

    outstanding at June 30, 1999 and

    December 31, 1998)                              (26,005)        (24,886)

                                                    (27,436)        (26,273)


                                                   $ 70,192        $ 70,369


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

          See Accompanying Notes to Consolidated Financial Statements
b)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                               Three Months Ended      Six Months Ended

                                    June 30,               June 30,

                                 1999       1998       1999        1998

Revenues:

 Rental income                $  2,773    $  2,763   $  5,524   $  5,562

 Interest income on mortgage

   loans                            28          21         41         41

 Other income                      434         143        677        283

   Total revenues                3,235       2,927      6,242      5,886

Expenses:

 Operating                         739         809      1,531      1,508

 General and administrative        246         251        535        522

 Depreciation                      562         622      1,196      1,214

 Interest on notes payable         207         207        414        414

 Interest to promissory note

   holders                       1,215       1,215      2,431      2,431

 Amortization of deferred

   charges                          --         106         52        216

 Property taxes                    373         379        764        738

 Loss on disposal of

   investment properties           436          --        436         --

   Total expenses                3,778       3,589      7,359      7,043

Loss before minority

 interest in joint ventures'

 operations                       (543)       (662)    (1,117)    (1,157)

Minority interest in joint

 ventures' operations               50         (99)       (25)      (246)


Net loss                      $   (493)   $   (761)  $ (1,142)  $ (1,403)

Net loss allocated to

 general partner              $    (10)   $    (15)  $    (23)  $    (28)


Net loss allocated to

 limited partners                 (483)       (746)    (1,119)    (1,375)

                              $   (493)   $   (761)  $ (1,142)  $ (1,403)
Net loss per limited

 partnership unit             $  (5.04)   $  (7.79)  $ (11.68)  $ (14.35)


          See Accompanying Notes to Consolidated Financial Statements
c)
                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership  General     Limited

                                   Units    Partner's   Partners'    Total


Original capital contributions    95,789     $   958    $ 47,894    $ 48,852

Partners' deficit
 at December 31, 1997             95,789     $(1,284)   $(21,935)   $(23,219)

Distribution to general partner       --         (21)         --         (21)

Net loss for the six months
ended June 30, 1998                   --         (28)     (1,375)     (1,403)

Partners' deficit
  at June 30, 1998                95,789     $(1,333)   $(23,310)   $(24,643)

Partners' deficit
  at December 31, 1998            95,789     $(1,387)   $(24,886)   $(26,273)

Distribution to general partner       --         (21)         --         (21)

Net loss for the six months
  ended June 30, 1999                 --         (23)     (1,119)     (1,142)

Partners' deficit
  at June 30, 1999                95,789     $(1,431)   $(26,005)   $(27,436)



          See Accompanying Notes to Consolidated Financial Statements
d)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended

                                                              June 30,

                                                           1999         1998

Cash flows from operating activities:

 Net loss                                              $ (1,142)      $ (1,403)

 Adjustments to reconcile net loss to net cash

  provided by operating activities:

   Depreciation                                           1,196          1,214

   Amortization of deferred charges and lease
          commissions                                       173            350

   Minority interest in joint ventures' operations           25            246

   Deferred interest on non-recourse promissory notes     1,383          1,383

   Loss on disposal of investment properties                436             --

   Change in accounts:

     Receivables and deposits                              (118)          (152)

     Other assets                                          (299)            48

     Deferred charges                                        --            145

     Accounts payable                                       106            (12)

     Tenant security deposit liabilities                   (148)           (16)

     Accrued property taxes                                (316)           107

     Other liabilities                                     (146)           (80)

     Accrued interest on mortgage note payable               82             16

        Net cash provided by operating activities         1,232          1,846

Cash flows from investing activities:

 Property replacements, improvements                       (270)          (297)

 Lease commissions paid                                    (260)          (292)

 Proceeds from sale of investment properties             14,199             --

        Net cash provided by (used in) investing
           activities                                    13,669           (589)

Cash flows used in financing activities:

Cash distributions to the general partner                   (21)           (21)

Net increase in cash and cash equivalents                14,880          1,236

Cash and cash equivalents at beginning of period         11,698          9,366

Cash and cash equivalents at end of period             $ 26,578       $ 10,602

Supplemental disclosure of cash flow information:

  Cash paid for interest - notes payable               $    398       $    398

  Cash paid for interest - non-recourse promissory
      notes                                            $  1,048       $  1,048


          See Accompanying Notes to Consolidated Financial Statements


e)
                       CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Century Pension Income Fund XXIII (the "Partnership" or "Registrant") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999; however, such amount was not paid at maturity. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") has contacted the indenture trustee for the Nonrecourse Promissory Notes and certain holders of Nonrecourse Promissory Notes regarding this default. In connection with these conversations, the Managing General Partner has entered into a forbearance agreement subsequent to June 30, 1999, for a specific period pursuant to which the indenture trustee will agree not to exercise its rights with respect to the Partnership's properties while the Partnership markets its properties for sale. Under the terms of the forbearance agreement, the Partnership transfers its excess cash flow and cash from the sale of its investment properties to the indenture trustee. The indenture trustee will determine the amount of funds, after reserves and trustee fees, to be paid to the noteholders. In conjunction with the forbearance agreement closing, the Partnership made an approximately $18,820,000 payment on the Notes to the indenture trustee consisting of approximately $9,715,000 of the Partnership's share of the proceeds from the sale of the Minneapolis Business Park Joint Venture investment properties and approximately $9,105,000 of excess cash flow. The Managing General Partner believes it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through delivery to auctioneer. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the six months ended June 30, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
  operating expense)                            $ 63        $ 81
Reimbursement for services of affiliates
  (included in general and administrative,
  and operating expenses)                         95         125
Partnership management fee (included in
  general and administrative expenses)            55          55

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $63,000 and $60,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1998, an affiliate of the Managing General Partner was entitled to receive varying percentages of gross receipts from the Partnership's Coral Palm Plaza property for providing property management services. The Partnership paid to such affiliate approximately $21,000 for the six months ended June 30, 1998. Since October 1, 1998 (the effective date of the Insignia Merger), these services have been provided for Coral Palm Plaza by an unrelated party. For the Partnership's remaining commercial properties, these services were provided by an unrelated party for the six months ended June 30, 1999 and 1998.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $95,000 and $125,000 for the six months ended June 30, 1999 and 1998, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

In each of the six months ended June 30, 1999 and 1998, the general partner received a cash distribution of approximately $21,000, which was equal to two percent of cash distributions to the Promissory Note holders. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee.

NOTE E - SALE OF INVESTMENT PROPERTIES

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership has a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center, to an unaffiliated third party for net sales proceeds of approximately $14,199,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $9,655,000 and the minority holder's share is approximately $4,544,000, which was distributed subsequent to June 30, 1999. Minneapolis realized a loss of approximately $436,000 on the sale during the second quarter of 1999. The Partnership's share of the loss on the sale is approximately $296,000 and the minority holder's share is approximately $140,000, which was allocated to the minority holder through the minority interest in joint ventures' operations during the second quarter of 1999.

The sales transactions are summarized as follows (amounts in thousands):


Net sale price, net of selling costs            $  14,199

Net real estate (1)                               (14,423)

Net other assets                                     (212)

Loss on sale of real estate                     $    (436)

   (1) Net of accumulated depreciation of approximately $6,638,000.

The following pro-forma information reflects the operations of the Partnership for the six months ended June 30, 1999 and 1998, as if Alpha Business Center, Plymouth Service Center, and Westpoint Service Center had been sold January 1, 1998.


                                            1999            1998

                                  (in thousands, except per unit data)


Revenues                                 $ 4,689         $ 4,212

Net loss                                  (1,180)         (1,822)

Income per limited partnership unit       (12.07)         (18.64)

NOTE F - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segments derive their revenues: The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Atlanta, Georgia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of three business parks located in Florida, North Carolina and Texas, one industrial building located in California, and two shopping centers located in Kentucky and Georgia. In addition, the Partnership also owns a controlling interest in one joint venture whose property includes a shopping center located in Florida. The Partnership also owns a controlling interest in one joint venture whose properties were sold June 1, 1999.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.


1999
                                       Residential  Commercial    Other      Totals

Rental income                          $ 1,223      $ 4,301     $    --    $ 5,524
Interest income on mortgage loans           --           --          41         41
Other income                                26          298         353        677
Interest expense                           414           --       2,431      2,845
Amortization of deferred costs              --           --          52         52
Depreciation                               175        1,021          --      1,196
General and administrative expense          --           --         535        535
Loss on sale of investment properties       --          436          --        436
Minority interest in joint ventures'
 operations                                 --          (25)         --        (25)
Segment profit (loss)                      114        1,368      (2,624)    (1,142)
Total assets                             6,864       11,095      52,233     70,192
Capital expenditures for investment
  properties                                52          218          --        270




1998
                                        Residential  Commercial    Other      Totals
Rental income                           $ 1,159      $ 4,403     $    --    $ 5,562
Interest income on mortgage loans            --           --          41         41
Other income                                 22           34         227        283
Interest expense                            414           --       2,431      2,845
Amortization of deferred costs               --           --         216        216
Depreciation                                171        1,043          --      1,214
General and administrative expense           --           --         522        522
Minority interest in joint ventures'
operations                                   --         (246)         --       (246)
Segment profit (loss)                        90        1,408      (2,901)    (1,403)
Total assets                              8,891       49,278      11,779     69,948
Capital expenditures for investment
  properties                                 64          233          --         297


NOTE G - LEGAL PROCEEDINGS

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

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as one shopping center owned by one consolidated joint venture between the Partnership and an affiliated partnership. The following table sets forth the average physical occupancy of each of the Partnership's investment properties, as well as for the joint venture properties, for the six months ended June 30, 1999 and 1998:


                                                        Average

                                                       Occupancy


Property                                           1999            1998


Commerce Plaza                                     100%            100%
  Tampa, Florida

Regency Centre                                      99%             90%
  Lexington, Kentucky

Highland Park III                                   93%             90%
  Charlotte, North Carolina

Interrich Plaza                                     95%            100%
  Richardson, Texas

Centre Stage Shopping Center                        97%             96%
  Norcross, Georgia

The Enclaves                                        97%             94%
  Atlanta, Georgia

Medtronics                                         100%            100%
  Irvine, California

CORAL PALM PLAZA JOINT VENTURE:

Coral Palm Plaza                                    62%             69%
  Coral Springs, Florida

The Managing General Partner attributes the increase in occupancy at Regency Centre to an expanding local economy creating a demand for retail space in the area which resulted in three tenants, occupying approximately 12% of the total square footage, signing leases since March 31, 1998. Occupancy at Interrich Plaza decreased due to a tenant not renewing its lease. Occupancy at Highland Park III increased due to 2,275 square feet of space being leased to a new tenant. Occupancy at the Enclaves increased due to a more aggressive marketing campaign at the property. Occupancy at Coral Palm Plaza decreased as a result of the three tenants vacating the property during 1998.

Results of Operations

The Partnership's loss before minority interest in the joint ventures' operations was approximately $1,117,000 for the six months ended June 30, 1999, compared to approximately $1,157,000 for the corresponding period in 1998. The Partnership's loss before minority interest in the joint ventures' operations was approximately $543,000 for the three months ended June 30, 1999, compared to approximately $662,000 for the corresponding period in 1998. The decrease in loss is attributable to an increase in total revenues which more than offset an increase in total expenses. The increase in total revenues is attributable to an increase in other income partially offset by a decrease in rental income.
The increase in other income is primarily due to a lease buyout fee received from a tenant at Medtronics. Rental income decreased primarily due to bad debt expense recognized at the Coral Palm Plaza property related to the decline in the physical occupancy at the property (see discussion above) and due to a decrease in tenant reimbursements at a number of the Partnership's commercial properties.

The increase in total expenses is primarily attributable to increases in property tax expenses in addition to the loss on the disposal of the investment properties in the Minneapolis Business Park Joint Venture (see discussion below). These increases were partially offset by a decrease in amortization of deferred charges. Property tax expense increased for the six months ended June 30, 1999 due to a reduction of the 1998 property tax expense for the Coral Palm Plaza property resulting from a successful appeal of 1997 property taxes. The decrease in amortization of deferred charges is due to the fact that partnership level deferred charges became fully amortized during the six month period ended June 30, 1999. Interest expense remained consistent for both six month periods.

The net loss for the six months ended June 30, 1999 was approximately $1,142,000 compared to approximately $1,403,000 for the same period of 1998. The net loss for the three months ended June 30, 1999, was approximately $493,000 compared to approximately $761,000 for the same period in 1998. The minority interest in joint ventures' operations decreased from approximately $246,000 at June 30, 1998, to approximately $25,000 at June 30, 1999. The Partnership owns a majority interest in two joint venture operations with an affiliated partnership. The decrease in minority interest is primarily due to a decrease in net income for Coral Palm Joint Venture and the sale of Minneapolis Business Park Joint Venture. The decrease in net income for Coral Palm Plaza Joint Venture for the six months ended June 30, 1999 is primarily due to the occupancy-related issues and the increase in property tax expense as discussed above. The decrease in net income for Minneapolis Business Parks Joint Venture for the six months ended June 30, 1999, as compared to the same period of 1998 is primarily attributable to an increase in depreciation expense as a result of depreciable assets placed in service over the last twelve months. Also contributing to the decrease in net income is an increase in operating expenses primarily due to increased maintenance expense at the joint venture's properties during the six months ended June 30, 1999.

Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership has a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center, to an unaffiliated third party for net sales proceeds of approximately $14,199,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $9,655,000 and the minority holder's share is approximately $4,544,000, which was distributed subsequent to June 30, 1999. Minneapolis realized a loss of approximately $436,000 on the sale during the second quarter of 1999. The Partnership's share of the loss on the sale is approximately $296,000 and the minority holder's share is approximately $140,000, which was allocated to the minority holder through the minority interest in joint ventures' operations during the second quarter of 1999.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $26,578,000 compared to approximately $10,602,000 at June 30, 1998. The net increase in cash and cash equivalents for the six months ended June 30, 1999, from the Partnership's year ended December 31, 1998, was approximately $14,880,000. This increase is due to approximately $1,232,000 of net cash provided by operating activities, approximately $13,669,000 of cash provided by investing activities, slightly offset by approximately $21,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds received from the sale of investment properties partially offset by property improvements and replacements and payment of lease commissions. Cash used in financing activities consisted of cash distributed to the general partner. The Partnership invests its working capital reserves in money market accounts.

The Partnership's Enclaves property is secured by mortgage indebtedness of approximately $6,856,000, which requires interest only payments with a balloon payment due in 2001. In addition, in order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $41,939,000 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 5% per annum on the Notes, and accrue the additional 5% (1986 Notes) and 7% (1985 Notes) per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999; however, such amount was not paid at maturity. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. The Managing General Partner has contacted the indenture trustee for the Nonrecourse Promissory Notes and certain holders of Nonrecourse Promissory Notes regarding this default. In connection with these conversations, the Managing General Partner has entered into a forbearance agreement subsequent to June 30, 1999 for a specific period pursuant to which the indenture trustee will agree not to exercise its rights with respect to the Partnership's properties while the Partnership markets its properties for sale. Under the terms of the forbearance agreement, the Partnership transfers its excess cash flow and cash from the sale of its investment properties to the indenture trustee. The indenture trustee will determine the amount of funds, after reserves and trustee fees, to be paid to the noteholders. In conjunction with the forbearance agreement closing, the Partnership made an approximately $18,820,000 payment on the Notes to the indenture trustee consisting of approximately $9,715,000 of the Partnership's share of the proceeds from the sale of the Minneapolis Business Park Joint Venture investment properties and approximately $9,105,000 of excess cash flow. There can be no assurance, however, that the Partnership can sell its properties or as to the net sales proceeds generated. The Managing General Partner believes it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership is unsuccessful in selling its properties for sufficient value, it is likely that the Partnership will lose its properties through delivery to auctioneer. If the properties are delivered to auctioneer, the Partnership would be dissolved, any available cash would be distributed to the noteholders and the limited partners would lose their investment in the Partnership. It is expected that the Partnership would recognize a gain for tax purposes if the properties were delivered to auctioneer.

In light of the maturity of the Notes, no distributions were made to the limited partners for the six months ended June 30, 1999 or 1998. In accordance with the Partnership Agreement, the general partner received cash distributions equal to 2% of the interest payments on the Nonrecourse Promissory Notes (approximately $21,000) during each of the six months ended June 30, 1999 and 1998.

Capital improvements planned for each of the Partnership's properties are detailed below. Additional capital expenditures will be incurred only if cash is available from operations.

Commerce Plaza

During the six months ended June 30, 1999, the Partnership expended approximately $85,000 for capital improvements at Commerce Plaza consisting primarily of building improvements and tenant improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $87,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $41,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Regency Centre

During the six months ended June 30, 1999, the Partnership completed approximately $17,000 for tenant improvements at Regency Centre which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $127,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $48,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Highland Park III

During the six months ended June 30, 1999, the Partnership completed approximately $44,000 of tenant improvements at Highland Park III which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $243,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $110,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Interrich Plaza

During the six months ended June 30, 1999, the Partnership did not complete any capital or tenant improvements at Interrich Plaza. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $79,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $16,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Centre Stage

During the six months ended June 30, 1999, the Partnership expended approximately $6,000 for tenant improvements at Centre Stage which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $131,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $17,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

The Enclaves

During the six months ended June 30, 1999, the Partnership expended approximately $52,000 for capital improvements at The Enclaves consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,020,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $477,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, carpet replacement and roof repairs.

Medtronics

During the six months ended June 30, 1999, the Partnership did not complete any capital or tenant improvements at Medtronics. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $23,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $426,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Coral Palm Plaza

During the six months ended June 30, 1999, the Partnership did not complete any capital or tenant improvements at Coral Palm Plaza. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $80,000.

Alpha Business Center

During the six months ended June 30, 1999, the Partnership expended approximately $34,000 for building and tenant improvements at Alpha Business Center. This property was sold on June 1, 1999.

Westpoint Business Center

During the six months ended June 30, 1999, the Partnership expended approximately $32,000 for capital improvements at West Point Business Center consisting of tenant improvements. This property was sold on June 1, 1999.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at June 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

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

     b) Current Report on Form 8-K filed on June 15, 1999 disclosing the sale of the three properties owned by Minneapolis Business Park Joint Venture.




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

                                   Date:     August 13, 1999