Form 10QSB
period 1999-09-30
CENTURY PENSION INCOME FUND XXIII
filed 1999-11-15
CIK 764543

FORM 10-Q---QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                                 (864) 239-1000
                          (Issuer's telephone number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
a)
                       CENTURY PENSION INCOME FUND XXIII

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                    September 30,  December 31,

                                                         1999          1998
                                                     (Unaudited)      (Note)
Assets
Cash and cash equivalents                              $  3,402      $ 11,698
Receivables and deposits                                  1,619         1,699
Other assets                                                532           286
Mortgage loan receivable                                  1,137         1,137
Deferred charges                                            860         1,037
Debt trustee escrow                                       1,000            --
Investment properties:
Land                                                     11,447        15,970
Buildings and related personal property                  47,098        63,332
                                                         58,545        79,302

Less accumulated depreciation                           (19,808)      (24,790)

                                                       $ 47,287      $ 70,369
Liabilities and Partners' Deficit

Liabilities
Accounts payable                                       $     33      $     40
Tenant security deposit liabilities                         236           342
Accrued property taxes                                      553           675
Due to general partner                                      397            --
Accrued interest - promissory notes                       1,573         1,048
Accrued interest - mortgage note payable                    287           197
Other liabilities                                           169           342
Mortgage note payable                                     6,856         6,856
Non-recourse promissory notes:
Principal                                                32,776        41,939
Deferred interest payable                                30,760        37,342


Minority interest in consolidated joint venture           2,109         7,861

Partners' Deficit
General partner                                         (1,451)        (1,387)
Limited partners (95,789 units issued and
outstanding)                                            (27,011)      (24,886)
                                                        (28,462)      (26,273)

                                                       $ 47,287      $ 70,369

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


          See Accompanying Notes to Consolidated Financial Statements

b)

                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                    1999         1998        1999        1998
Revenues:
Rental income                     $ 2,051      $ 2,776      $ 7,575     $ 8,338
Interest income on mortgage
  loans                                20            6           61          47
Other income                          259          174          936         457
Total revenues                      2,330        2,956        8,572       8,842
Expenses:
Operating                             530          830        2,061       2,338
General and administrative            649          272        1,184         794
Depreciation                          460          615        1,656       1,829
Interest on notes payable             206          206          620         620
Interest to promissory note
  holders                           1,216        1,216        3,647       3,647
Amortization of sales
  commissions and
  organizational costs                 --          100           52         316
Property taxes                        174          356          938       1,094
(Gain) loss on disposal of
  investment properties                (3)          --          433          --
Total expenses                      3,232        3,595       10,591      10,638

Loss before minority interest
in joint ventures' operations        (902)        (639)      (2,019)     (1,796)

Minority interest in joint
ventures' operations                 (124)        (188)        (149)       (434)

Net loss                          $(1,026)     $  (827)     $(2,168)    $(2,230)

Net loss allocated
to general partner                $   (21)     $   (17)     $   (43)    $   (45)
Net loss allocated
to limited partners                (1,005)        (810)      (2,125)     (2,185)

                                  $(1,026)     $  (827)     $(2,168)    $(2,230)
Net loss per limited
   partnership unit               $(10.49)     $ (8.46)     $(22.18)    $(22.81)


          See Accompanying Notes to Consolidated Financial Statements

c)

                       CENTURY PENSION INCOME FUND XXIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      95,789     $   958     $ 47,894    $ 48,852

Partners' deficit at
December 31, 1997                   95,789     $(1,284)    $(21,935)   $(23,219)

Distributions to general partner        --         (43)         --          (43)

Net loss for the nine months
ended September 30, 1998                --         (45)     (2,185)      (2,230)

Partners' deficit
   at September 30, 1998            95,789     $(1,372)    $(24,120)   $(25,492)

Partners' deficit at
December 31, 1998                   95,789     $(1,387)    $(24,886)   $(26,273)

Distribution to general partner         --         (21)         --          (21)

Net loss for the nine months
   ended September 30, 1999             --         (43)      (2,125)     (2,168)

Partners' deficit at
September 30, 1999                  95,789     $(1,451)    $(27,011)   $(28,462)


          See Accompanying Notes to Consolidated Financial Statements

d)
                       CENTURY PENSION INCOME FUND XXIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                             1999        1998
Cash flows from operating activities:
Net loss                                                  $ (2,168)    $ (2,230)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation                                                 1,656        1,829
Amortization of organizational costs, sales
commissions and lease commissions                              217          522
Minority interest in joint ventures' operations                149          434
Deferred interest on non-recourse promissory notes           2,075        2,075
Loss on disposal of investment properties                      433           --
Change in accounts:
Receivables and deposits                                        80         (428)
Other assets                                                  (230)          17
Accounts payable                                                (7)          52
Tenant security deposit liabilities                           (106)         (16)
Accrued property taxes                                        (122)         423
Due to general partner                                         397           --
Indenture trustee escrow                                    (1,000)          --
Other liabilities                                             (173)         (80)
Accrued interest on promissory note                            525         (524)
Accrued interest on mortgage note payable                       90           24

Net cash provided by operating activities                    1,816        2,098

Cash flows from investing activities:
Property replacements and improvements                        (320)        (451)
Lease commissions paid                                        (252)        (172)
Distribution to minority interest holder                    (5,901)          --
Proceeds from sale of investment properties                 14,202           --

Net cash provided by (used in) investing
activities                                                   7,729         (623)

Cash flows from financing activities:
Payment of deferred interest on promissory notes            (8,657)          --
Distribution to the general partner                            (21)         (43)

Payment on non-recourse promissory notes                    (9,163)          --

Net cash used in financing activities                      (17,841)         (43)

Net (decrease) increase in cash and cash equivalents        (8,296)       1,432

Cash and cash equivalents at beginning of period            11,698        9,366

Cash and cash equivalents at end of period                 $ 3,402      $10,798

Supplemental disclosure of cash flow information:
Cash paid for interest - notes payable                     $   596      $   596
Cash paid for current and deferred interest -
non-recourse promissory notes                              $ 9,705      $ 2,097


          See Accompanying Notes to Consolidated Financial Statements

e)
                       CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Century Pension Income Fund XXIII (the "Partnership" or the "Registrant") will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999; however, such amount was not paid at maturity. As a result, the Partnership was in default under the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture.
It is uncertain whether the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, it is likely that the Partnership will lose its properties through delivery to auctioneer. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and two joint ventures in which the Partnership has controlling interest. An affiliated partnership owns the minority interest in these joint ventures. All significant interentity transactions and balances have been eliminated.

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

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses)      $ 94      $124

Reimbursement for services of affiliates
  (included in investment properties and general and
  administrative expenses and operating expenses)               153       191

Partnership management fee (included in
  general and administrative expenses)                          452       111


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $94,000 and $90,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, an affiliate of the Managing General Partner was entitled to receive varying percentages of gross receipts from the Partnership's Coral Palm Plaza property for providing property management services. The Partnership paid to such affiliate approximately $34,000 for the nine months ended September 30, 1998. Since October 1, 1998 (the effective date of the Insignia Merger), these services have been provided for Coral Palm Plaza by an unrelated party. For the Partnership's remaining commercial properties, these services were provided by an unrelated party for the nine months ended September 30, 1999 and 1998.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $153,000 and $191,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in this amount is approximately $4,000 of construction oversights costs as of September 30, 1998. No such costs were incurred during the nine months ended September 30, 1999.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

In each of the nine months ended September 30, 1999 and 1998, the general partner received a cash distribution of approximately $21,000 and $43,000, which was equal to two percent of cash distributions to the Promissory Note holders prior to July 1, 1999. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee.

NOTE E - SALE OF INVESTMENT PROPERTIES

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership has a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center, to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $9,657,000 and the minority holder's share is approximately $4,545,000, which was distributed subsequent to September 30, 1999. Minneapolis realized a loss of approximately $433,000 on the sale. The Partnership's share of the loss on the sale is approximately $294,000 and the minority holder's share is approximately $139,000, which is allocated to the minority holder through the minority interest in joint ventures' operations.

The sales transactions are summarized as follows (amounts in thousands):

Net sale price, net of selling costs      $  14,202
Net real estate (1)                         (14,423)
Net other assets                               (212)
Loss on sale of real estate               $    (433)

(1)  Net of accumulated depreciation of approximately $6,638,000.


NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

Factors management used to identify the Partnership's reportable segments:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

               1999              Residential    Commercial     Other     Totals
                                                  (in thousands)

Rental income                      $ 1,844       $ 5,731      $    --   $ 7,575
Interest income on mortgage loans       --            --           61        61
Other income                            36           306          594       936
Interest expense                       620            --        3,647     4,267
Amortization of deferred costs          --            --           52        52
Depreciation                           266         1,390           --     1,656
General and administrative expense      --            --        1,184     1,184
Loss on sale of investment              --           433           --       433
properties
Minority interest in joint
ventures' operation                     --          (149)          --      (149)
Segment profit (loss)                  208         1,852       (4,228)   (2,168)
Total assets                         8,965        33,212        5,110    47,287
Capital expenditures for investment
  properties                            98           222           --       320

               1998              Residential    Commercial     Other    Totals
                                                 (in thousands)

Rental income                      $ 1,737       $ 6,601      $    --   $ 8,338
Interest income on mortgage loans       --            --           47        47
Other income                            40            74          343       457
Interest expense                       620            --        3,647     4,267
Amortization of deferred costs          --            --          316       316
Depreciation                           261         1,568           --     1,829
General and administrative expense      --            --          794       794
Minority interest in joint
ventures' operation                     --          (434)          --      (434)
Segment profit (loss)                   84         2,053       (4,367)   (2,230)
Total assets                         8,828        49,238       11,776    69,842
Capital expenditures for
investment properties                   90           361           --       451


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note C - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's remaining investment properties consist of one apartment complex, four business parks and two shopping centers, as well as one shopping center owned by one consolidated joint venture between the Partnership and an affiliated partnership. The following table sets forth the average occupancy for each of the Partnership's investment properties, as well as for the joint venture property, for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Commerce Plaza                              100%       100%
  Tampa, Florida
Regency Centre                              100%        93%
  Lexington, Kentucky
Highland Park III                            94%        90%
  Charlotte, North Carolina
Interrich Plaza                              95%        99%
  Richardson, Texas
Centre Stage Shopping Center                 97%        97%
  Norcross, Georgia
The Enclaves                                 97%        94%
  Atlanta, Georgia
Medtronics                                  100%       100%
  Irvine, California

CORAL PALM PLAZA JOINT VENTURE:
Coral Palm Plaza                             62%        68%
  Coral Springs, Florida


The Managing General Partner attributes the increase in occupancy at Regency Centre to an expanding local economy creating a demand for retail space in the area which resulted in three tenants, occupying approximately 12% of the total square footage, signing leases since March 31, 1998. Occupancy at Highland Park III increased due to 2,275 square feet of space being leased to a new tenant during the first quarter of 1999. Occupancy at Interrich Plaza decreased due to a tenant not renewing its lease and vacating its space during the first quarter of 1999. Occupancy at the Enclaves increased due to a more aggressive marketing campaign at the property. Occupancy at Coral Palm Plaza decreased as a result of the three tenants vacating the property during the fourth quarter of 1998.

Liquidity and Capital Resources

In order to finance the purchase of its properties, the Partnership sold Nonrecourse Pension Investor Notes with an aggregate original principal amount of $41,939,000 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 5% per annum on the Notes, and accrue the additional 5% (1986 Notes) and 7% (1985 Notes) per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999; however, such amount was not paid at maturity. As a result, the Partnership is currently in default under the Nonrecourse Promissory Notes. In an effort to resolve this default, the Managing General Partner contacted the indenture trustee for the Note holders. In connection with these conversations, on July 30,1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for us to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Accordingly, the Partnership is currently marketing all of its remaining properties for sale. If the Partnership is unsuccessful in selling its properties for sufficient value, it is likely that the Partnership will lose its properties through delivery to auctioneer. If the properties are delivered to auctioneer, the Partnership would be dissolved, any available cash would be distributed to the noteholders and the limited partners would lose their investment in the Partnership. It is expected that the Partnership will recognize a gain from the sale of the properties if they were delivered to auctioneer.

The Partnership's Centre State Shopping Center and Medtronics properties are currently under contract for sale to unaffiliated third parties. These sales, which are subject to the purchasers completing their due diligence review and other customary closing conditions, are expected to close, if at all, during the fourth quarter of 1999. There can be no assurance, however, that these transactions will be consummated or as to what the final sales terms will be.

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $3,402,000 as compared to approximately $10,798,000 at September 30, 1998. The net decrease in cash and cash equivalents for the nine months ended September 30, 1999, from the Partnership's year ended December 31, 1998, was approximately $8,296,000. This decrease is due to approximately $17,841,000 of net cash used in financing activities, offset by approximately $1,816,000 of cash provided by operating activities and approximately $7,729,000 of cash provided by investing activities. Cash used in financing activities consisted of payment of deferred interest on promissory notes, a distribution to the general partner and a principal payment to the non-recourse promissory note holders. Cash provided by investing activities consisted of proceeds received from the sale of investment properties partially offset by property improvements and replacements, payment of lease commissions and a distribution to the minority interest holder of Minneapolis. The Partnership invests its working capital reserves in money market accounts.

In addition to the Notes, the Partnership's Enclaves property is secured by mortgage indebtedness of approximately $6,856,000, which requires interest only payments with a balloon payment due in 2001.

In light of the maturity of the Notes, no distributions were made to the limited partners for the nine months ended September 30, 1999 or 1998. In accordance with the Partnership Agreement, the general partner received cash distributions equal to 2% of the interest payments on the nonrecourse promissory notes which amounted to approximately $21,000 and $43,000 during each of the nine months ended September 30, 1999 and 1998, respectively.

Capital improvements planned for each of the Partnership's properties are detailed below. Additional capital expenditures will be incurred only if cash is available from operations.

Commerce Plaza

During the nine months ended September 30, 1999, the Partnership expended approximately $47,000 of capital improvements at Commerce Plaza consisting primarily of tenant and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $87,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $41,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Regency Centre

During the nine months ended September 30, 1999, the Partnership completed approximately $31,000 for tenant improvements at Regency Centre which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $127,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $48,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Highland Park III

During the nine months ended September 30, 1999, the Partnership completed approximately $65,000 of tenant improvements at Highland Park III which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $243,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $110,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Interrich Plaza

During the nine months ended September 30, 1999, the Partnership completed approximately $6,000 of building improvements at Interrich Plaza which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $79,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $16,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Centre Stage

During the nine months ended September 30, 1999, the Partnership expended approximately $7,000 for tenant improvements at Centre Stage which were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $131,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $17,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

The Enclaves

During the nine months ended September 30, 1999, the Partnership expended approximately $98,000 for capital improvements at The Enclaves consisting primarily of HVAC improvements, floor covering and appliance replacements, and other improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,020,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $477,000 for 1999 at this property which include certain of the required improvements and consist of landscaping, carpet replacement and roof replacements.

Medtronics

During the nine months ended September 30, 1999, the Partnership did not complete any capital or tenant improvements at Medtronics. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $23,000 of capital improvements over the next several years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $426,000 for 1999 at this property which include certain of the required improvements and consist of tenant improvements.

Coral Palm Plaza

During the nine months ended September 30, 1999, the Partnership did not complete any capital or tenant improvements at Coral Palm Plaza. Capital improvements budgeted for 1999 include, but are not limited to, tenant improvements, which are expected to cost approximately $80,000.

Alpha Business Center

Prior to this property's sale on June 1, 1999, the Partnership expended approximately $34,000 for building and tenant improvements at Alpha Business Center.

Westpoint Business Center

Prior to this property's sale on June 1, 1999, the Partnership expended approximately $32,000 for capital improvements at West Point Business Center consisting of tenant improvements.

Results of Operations

The Partnership's loss before minority interest in the joint ventures' operations was approximately $2,019,000 for the nine months ended September 30, 1999, as compared to approximately $1,796,000 for the corresponding period in 1998. The Partnership's loss before minority interest in the joint ventures' operations was approximately $902,000 for the three months ended September 30, 1999, as compared to approximately $639,000 for the corresponding period in 1998. The increase in net loss for the three and nine months ended September 30, 1999 is attributable to a decrease in total revenues only partially offset by a decrease in total expenses. The decrease in total revenue and total expenses is partially due to the sale of the investment properites in the Minneapolis Business Park Joint Venture (see discussion below). Excluding the operations of these investment properties and the corresponding equity in the net income of the joint venture, the Partnership had an increase in total revenues partially offset by a slight increase in total expenses. The increase in total revenue is due to an increase in rental income and other income. The increase in rental income is primarily due to an increase in occupancy at Regency Centre, Highland Park III, and The Enclaves which more than offset the decrease in occupancy at Interrich Plaza and Coral Palm Plaza. The increase in other income is primarily due to a lease buyout fee received from a tenant at Medtronics.

The increase in total expenses at the remaining properties is primarily attributable to an increase in general and administrative expense and property tax expense offset by a decrease in amortization of deferred charges and operating expenses. The increase in general and administrative expense is primarily due to the accrual of the Partnership management fee in connection with the payment made to the note holders during the three months ended September 30, 1999. Property tax expense increased due to a reduction of the 1998 property tax expense for the Coral Palm Plaza property resulting from a successful appeal of 1997 property taxes. The decrease in amortization of deferred charges is due to the fact that partnership level deferred charges became fully amortized during the nine month period ended September 30, 1999. The decrease in operating expense is primarily due to a decrease in maintenance expense. This decrease is primarily due to decreases in parking lot repairs at Commerce Plaza, roof repairs at Interrich Plaza, landscaping at The Enclaves, and garbage removal at Coral Palm Plaza.

Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership has a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center, to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $9,657,000 and the minority holder's share is approximately $4,545,000, which was distributed subsequent to September 30, 1999. Minneapolis realized a loss of approximately $433,000 on the sale. The Partnership's share of the loss on the sale is approximately $294,000 and the minority holder's share is approximately $139,000, which was allocated to the minority holder through the minority interest in joint ventures' operations.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.
The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at September 30, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1998, the Partnership's latest fiscal year end. The interest rates represent the weighted-average rates. The fair value of the debt obligations approximated the record value as of December 31, 1998.

Principal amount by expected maturity:

 Long term debt    Fixed Rate Debt   Average Interest Rate

      1999           $41,939                11.60%

      2000                --                   --
      2001             6,856                12.06%
   Thereafter              --                  --
      Total          $48,795


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note C - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CENTURY PENSION INCOME FUND XXIII


                              By:  FOX PARTNERS V
                                   Its General Partner


                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller

                             Date: