Form 10-K
period 1999-12-31
CENTURY PENSION INCOME FUND XXIII
filed 2000-04-14
CIK 764543

FORM 10-K - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    Form 10-K

(MarkOne)
[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    [No Fee Required]

                    For the fiscal year ended December 31, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934
    [No Fee Required]

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                Individual Investor Units and Pension Investor Notes

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as a specified date within the past 60 days prior to the date of filing. No market for the Individual Investor Units and Pension Investor Notes exists, and, therefore, a market value for such Units or Notes cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Pension Income Fund XXIII (the "Registrant" or "Partnership") was organized in June 1984 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners V, a California general partnership, is the general partner of the Registrant. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation and Fox Realty Investors ("FRI") are the general partners of Fox Partners V. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II"). The Managing General Partner and NPI Equity II are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly-traded real estate investment trust (see "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

Beginning in July 1985 through December 1986, the Partnership offered $50,000,000 in Individual Investor Units and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). The Partnership sold Individual Investor Units and Pension Investor Notes of $47,894,500 and $41,939,000, respectively. The net proceeds of this offering were originally used to acquire interests in five business parks and two shopping centers and to fund eight mortgage loans. The principal business of the Partnership is and has been to hold for investment and ultimately sell income-producing properties, and to service and ultimately collect or dispose of mortgage loans on income-producing properties. The Partnership presently owns six investment properties. These properties include one residential apartment complex, two shopping centers, and three business parks. The Partnership also owned a 66 2/3% joint venture interest in one other commercial property which was sold in January 2000. Four properties in which the Partnership held an interest were sold in 1999 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details). In addition, the Partnership still holds a mortgage loan receivable. See "Item 2. Description of Properties" for a description of the Partnership's investment properties.

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer.

The Partnership has no employees. An affiliate of the Managing General Partner provides management services for the Partnership's residential investment property. Until September 30, 1998, property management services for Coral Palm Plaza were performed by an affiliate of the Managing General Partner. Since October 1, 1998 these property management services have been provided by an unrelated third party. With respect to the Partnership's other commercial properties, property management services are performed by an unaffiliated third party management company. See "Item 8. Financial Statements and Supplementary Data - Note E" for additional information.

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space owned by the Registrant and the rents that may be charged for such apartments and commercial space. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local. The Managing General Partner is not a significant factor in the commercial property business.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Segments

Segment data for the years ended December 31, 1999, 1998, and 1997 is included in "Item 8. Financial Statements and Supplementary Data - Note O" and is an integral part of the Form 10-K.

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                     Date of
Property                             Purchase  Type of Ownership(2)         Use

Commerce Plaza                         3/86    Fee ownership           Business Park
  Tampa, Florida                                                       83,000 sq. ft.

Regency Centre                         5/86    Fee ownership           Shopping Center
  Lexington, Kentucky                                                  124,000 sq. ft.

Highland Park Commerce Center III      9/86    Fee ownership           Business Park
  Charlotte, North Carolina                                            66,000 sq. ft.

Interrich Plaza                        4/88    Fee ownership           Business Park
  Richardson, Texas                                                    53,000 sq. ft.

Centre Stage Shopping Center           1/90    Fee ownership           Shopping Center
  Norcross, Georgia                                                    96,000 sq. ft.

The Enclaves                           4/91    Fee ownership subject   Apartment
  Atlanta, Georgia                             to a first mortgage     268 units

Coral Palm Plaza (1)                   1/87    Joint venture           Shopping Center
  Coral Springs, Florida                       interest                135,000 sq. ft.

(1) Coral Palm Plaza is owned by a joint venture between the Partnership, which has a 66 2/3 percent interest, and an affiliated partnership. This property was sold subsequent to year end (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

(2) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership and by a security interest in the joint venture interest held by the Partnership.

The Partnership also holds a mortgage loan on real property. See "Item 8. Financial Statements and Supplementary Data - Note F" for information regarding this loan.

Schedule of Properties:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                             Carrying     Accumulated                        Federal
Property                      Value     Depreciation (1)   Rate  Method     Tax Basis
                                   (in thousands)                         (in thousands)
Commerce Plaza               $ 2,350          $ --         5-39    S/L       $ 3,326
Regency Centre                11,750            --         5-39    S/L         6,824
Highland Park III              3,533            --         5-39    S/L         2,834
Interrich Plaza                1,880            --         5-39    S/L         2,155
Centre Stage                   7,050            --         5-39    S/L         6,207
The Enclaves                  14,382            --         5-39    S/L         8,137
Coral Palm Plaza               5,992            --         5-39    S/L        12,836
    Total                    $46,937          $ --                           $42,319

(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated further.

See "Item 8. Financial Statements and Supplementary Data - Note B" for a description of the Partnership's former depreciation policy.

All  of  the  Partnership's   properties  are  pledged  as  collateral  for  the
Non-Recourse   Promissory   Notes.   See  "Item  8.  Financial   Statements  and
Supplementary  Data - Notes A and K" for  information  about the payments of the
Non-Recourse   Promissory  Notes.  In  addition,  The  Enclaves  is  pledged  as collateral for additional financing. The Enclaves note had a principal balance of approximately $6,856,000 at December 31, 1999, bears interest at 12.0625% and requires a balloon payment of approximately $6,856,000 in April 2001, exclusive of deferred interest. The Partnership makes monthly interest only payments of approximately $66,000 on the debt.

The mortgage note payable is non-recourse and is secured by pledge of the property and by a pledge of revenues from the rental property. The Enclaves note includes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                            Average Annual                Average
                                             Rental Rates                Occupancy
Property                                1999              1998         1999     1998

Commerce Plaza                      $ 9.01/sq.ft.    $ 8.28/sq.ft.     100%     100%
Regency Centre                       11.59/sq.ft.     10.91/sq.ft.     100%      94%
Highland Park III                     9.21/sq.ft.      8.65/sq.ft.      94%      90%
Interrich Plaza                       6.01/sq.ft.      5.52/sq.ft.      96%      97%
Centre Stage                          9.77/sq.ft.      9.40/sq.ft.      97%      97%
The Enclaves                          9,612/unit       9,377/unit       97%      94%
Coral Palm Plaza                    $14.12/sq.ft.    $ 9.50/sq.ft.      62%      67%

The Managing General Partner attributes the increase in occupancy at Regency Centre to an expanding local economy creating a demand for retail space in the area which resulted in four tenants occupying approximately 12% of the total square footage, signing leases since March 31, 1998. Occupancy at Highland Park III increased due to 2,275 square feet of space being leased to a new tenant during the first quarter of 1999. Occupancy at The Enclaves increased due to a more aggressive marketing campaign at the property. Occupancy at Coral Palm Plaza decreased as a result of three tenants vacating the property in 1998 and two tenants vacating the property during the fourth quarter of 1997. The property was sold subsequent to December 31, 1999.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other similar properties in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential property's lease terms are for one year or less. The commercial lease terms vary as set forth below. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See the following disclosures regarding tenants that occupy 10% or more of the commercial space.


Schedule of Lease Expirations for 2000-2009:

                         Number of        Square          Annual         % of Gross
                        Expirations        Feet            Rent         Annual Rent
Commerce Plaza
2000                         5            65,833         $530,945          72.8%
2001-2002                    0                --               --            --
2003                         1             9,523          136,369          18.7%
2004-2009                    0                --               --            --

Regency Centre
2000                         7            13,977          189,231          13.5%
2001                         6            13,624          196,540          14.0%
2002                         6            12,914          157,626          11.2%
2003                         8            42,815          491,978          35.1%
2004                         5            41,074          366,849          26.2%
2005-2009                    0                --               --            --

Highland Park III
2000                         6            12,866          122,464          21.1%
2001                         5            12,562          113,469          19.5%
2002                         6            21,170          214,653          36.9%
2003                         0                --               --            --
2004                         1            13,154          115,098          19.8%
2005-2009                    0                --               --            --

Interrich Plaza
2000                         1             3,500           19,250           6.0%
2001                         1             3,300           23,100           7.2%
2002                         1             3,230           21,803           6.8%
2003                         1            36,209          217,254          67.5%
2004                         1             1,900           13,296           4.1%
2005-2009                    0                --               --            --

Centre Stage
2000                         3             4,693           88,992           9.3%
2001                         1               900           29,151           3.0%
2002                         6            12,550          175,721          18.4%
2003                         4            10,824          138,823          14.5%
2004-2005                    0                --               --            --
2006                         2             5,450           73,908           7.7%
2007-2009                    0                --               --            --

Coral Palm Plaza
2000                         6             7,750           99,642          11.4%
2001                         3             5,200           73,400           8.4%
2002                         3             3,350           42,446           4.8%
2003                         3            13,572          139,226          15.9%
2004                         3            12,314          134,957          15.4%
2005                         2            21,400          171,611          19.6%
2006                         0                --               --            --
2007                         2            17,600          187,600          21.4%
2008-2009                    0                --               --            --

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property at December 31, 1999:

                                   Square          Expiration       Annual Rent Per
                                  Footage           of Lease          Square Foot
Commerce Plaza
 Bank                              64,186           01/31/00             $ 8.00

Regency Center
 Craft Store                       18,121           02/28/03               7.84
 Fashion Discount                  32,154           11/30/04               7.56

Highland Park III
 Bank                              13,154           03/31/04               8.75
 Marketing                          6,788           04/30/01               7.00
 Construction                       7,027           04/05/02               8.25

Interrich Plaza
 Electronic Manufacturer           36,209           12/31/03               6.00

Centre Stage
 Grocer                            58,890           03/31/11               7.64

Coral Palm Plaza
 Craft Store                       20,000           02/28/05               7.45

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                                 1999            1999
                                                Billing          Rate
Property                                    (in thousands)

Commerce Plaza                                   $ 88            2.50%
Regency Centre                                     86             .96%
Highland Park III                                  50            1.20%
Interrich Plaza                                    51            2.54%
Centre Stage                                       89            3.22%
The Enclaves                                      178            3.95%
Coral Palm Plaza                                  184            2.52%

Capital Improvements:

Commerce Plaza

In 1999, the Partnership spent approximately $47,000 in capital improvements at Commerce Plaza consisting primarily of tenant improvements and building improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Regency Center

In 1999, the Partnership spent approximately $24,000 in capital improvements at Regency Center consisting of tenant improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Highland Park III

In 1999, the Partnership spent approximately $99,000 in capital improvements at Highland Park Commerce Center consisting of tenant improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Interrich Plaza

In 1999, the Partnership spent approximately $12,000 in capital improvements at Interrich Plaza consisting of tenant improvements and building improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Centre Stage

In 1999, the Partnership spent approximately $35,000 in capital improvements at Centre Stage Shopping Center consisting of tenant improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

The Enclaves

In 1999, the Partnership spent approximately $136,000 in capital improvements at The Enclaves consisting primarily of carpet and vinyl replacement, air conditioning unit replacements, appliances, and other improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Medtronics

During 1999, the Partnership did not complete any capital improvements at Medtronics. The property was sold December 7, 1999.

Coral Palm Plaza

During 1999, the Partnership completed approximately $3,000 in capital expenditures at Coral Palm Plaza consisting of tenant improvements. These improvements were funded from cash flow. The Partnership did not budget capital improvements for 2000 since its anticipated sale in 2000. The property was sold January 19, 2000.

Plymouth Service Center

During 1999, the Partnership did not complete any capital improvements at Plymouth Service Center. The property was sold June 1, 1999.

Alpha Business Center

During  1999,  the  Partnership  completed   approximately  $34,000  of  capital
improvements at Alpha Business Center consisting of building and tenant improvements. The property was sold June 1, 1999.

Westpoint Business Center

During  1999,  the  Partnership  completed   approximately  $32,000  of  capital
improvements at Westpoint Business Center consisting of tenant improvements. The property was sold June 1, 1999.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 8. Financial Statements and Supplementary Data, Note D - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 95,789 Individual Investor Units during its offering period through December 1986. As of December 31, 1999, the number of holders of Individual Investor Units was 2,994. An affiliate of the Managing General Partner owned 52 units or 0.05%, as of December 31, 1999. Affiliates of the Managing General Partner also own 4,604 (6.88%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,293 (7.62%) of the Partnership's 1986 Non-Recourse Promissory Notes . No public trading market has developed for Individual Investor Units or Pension Investor Units, and it is not anticipated such a market will develop in the future.

No distributions were made to the limited partners during the years ended December 31, 1999, 1998, or 1997. In accordance with the Partnership Agreement, distributions are to be made to the general partner in an amount equal to 2% of cash payments to holders of the Promissory Notes. As such, cash distributions of approximately $43,000 were paid to the General Partner during each of the years ended December 31, 1998 and 1997. Additionally, a cash distribution of approximately $21,000 was paid to the general partner during February 1999.

Item 6.     Selected Financial Data

The following represents selected financial data for the Partnership, for the years ended December 31, 1999, 1998, 1997, 1996, and 1995. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                   YEARS ENDED DECEMBER 31,
                                       1999       1998       1997        1996       1995
                                               (in thousands, except unit data)
Total revenues                       $10,543    $11,532     $11,087    $12,275    $12,712
Loss before minority interest
  in joint ventures' operations
  and extraordinary gain on
  foreclosure                        $(2,956)   $(2,579)    $(5,536)   $(3,258)   $(6,651)
Minority interest in joint
  ventures' operations                $  (48)      (432)        415       (423)      (507)
Extraordinary gain on
  foreclosure                             --         --       5,337         --         --
Net (loss) income                    $(3,004)   $(3,011)     $ 216     $(3,681)   $(7,158)
Net (loss) income per individual
  investor unit (1)                  $(32.00)   $(30.81)    $ (7.82)   $(37.66)   $(73.23)
Total assets                         $55,321    $70,369     $69,727    $78,893    $78,154
Long-term obligations:
  Nonrecourse promissory notes:
   Principal                         $32,776    $41,939     $41,939    $41,939    $41,939
   Deferred interest payable (2)      33,239     37,342      34,576     31,810     29,044
Notes payable                          6,856      6,856       6,856     16,956     16,956
Total                                $72,871    $86,137     $83,371    $90,705    $87,939

(1) $500 original contribution per unit, based on units outstanding during the period after giving effect to the allocation of net loss to the general partner.

(2) For the year ended December 31, 1999, amount represents total interest payable as notes have reached maturity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting due to the imminent loss of its investment properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership will terminate.

1999 Compared with 1998

Prior to adopting the liquidation basis of accounting, the Partnership realized a net loss of approximately $3,004,000 for the year ended December 31, 1999 compared to a net loss of approximately $3,011,000 for the year ended December 31, 1998. The decrease in net loss is primarily due to the sale of four investment properties during 1999 as discussed below. Excluding the operations and the net gain on the sale of these properties, the net loss for 1999 from the remaining properties increased over the comparable period in 1998 due to an increase in total expenses offset by an increase in total revenues. The increase in total revenues is due to an increase in rental income due to increased rental rates at most of the Partnership's properties and increased occupancy at Regency Center, Highland Park III, and The Enclaves.

Total expenses at the Partnership's remaining investment properties increased primarily due to an increase in general and administrative expenses partially offset by a decrease in the amortization of sale commissions and organizational costs and reduced interest owed to the promissory note holders. General and administrative expenses increased due to an increase in Partnership management fees in connection with payments made to the note holder during 1999, increased banking fees associated with negotiating the forebearance agreement on the Partnership's debt and increased legal fees. Amortization of deferred charges decreased due to organization costs and other deferred charges becoming fully amortized in 1998. Interest expense decreased due to a large principal payment made on the Partnership's Nonrecourse Promissory Notes during August of 1999.

Included in general and administrative expenses for the year ended December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

On December 7, 1999, the Partnership sold Medtronics to an unaffiliated third party for net sales proceeds of approximately $2,688,000 after payment of closing costs. The Partnership realized a gain on the sale of approximately $1,109,000.

The following unaudited pro-forma information reflects the operations of the Partnership for the years ended December 31, 1999 and 1998 as if Medtronics and Minneapolis Business Park Joint Venture had sold January 1, 1998:

                                                  1999                 1998
                                            (in thousands, except per unit data)

Revenues                                         $ 8,231             $ 7,912
Net loss                                          (4,217)             (4,022)
Net loss per limited partnership unit             (43.14)             (41.15)

On January 19, 2000, Coral Palm Joint Venture ("Coral Palm"), a joint venture in which the Partnership has a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed subsequent to December 31 1999. The Partnership's share of the net sales proceeds are held by the indenture trustee.

1998 Compared with 1997

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

General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

The financial statements have been prepared assuming the Partnership will liquidate during 2000 (see "Item 8. Financial Statements and Supplementary Data
- Note A"). The notes encumbering all of the Partnership's properties were in default due to non-payment upon maturity in February 1999. Consequently, the Partnership suffers from inadequate liquidity. In addition, there are no other capital resources available to the Partnership.

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,079,000 as compared to approximately $11,698,000 at December 31, 1998. Cash and cash equivalents decreased approximately $9,619,000 from the Partnership's previous year ended December 31, 1998. The decrease is due to approximately $10,377,000 of cash used in operating activities and approximately $9,184,000 of cash used in financing activities which was partially offset by approximately $9,942,000 of cash provided by investing activities. Cash provided by investing activities consisted of proceeds from the sale of investment properties partially offset by distributions to the minority interest holder, property improvements and replacements and lease commissions paid. Cash used in financing activities consisted of principal payments on the promissory notes and distributions paid to the general partner. The Partnership invests its working capital reserves in money market accounts.

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $11,698,000 as compared to approximately $9,366,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $3,099,000 of cash provided by operating activities which was partially offset by approximately $724,000 of cash used in investing activities and approximately $43,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements. Cash used in financing activities consisted of distributions paid to the general partner. The Partnership invests its working capital reserves in money market accounts.

The Partnership's Enclaves property is secured by mortgage indebtedness of approximately $6,856,000, which requires interest only payments with a balloon payment due in 2001. The Partnership previously issued Nonrecourse Pension Investor Notes with an aggregate original principal amount of $41,939,000 (the "Notes"). Pursuant to the terms of the Notes, the Partnership was required to pay interest at a rate of 5% per annum on the Notes, and accrue the additional 5% (1986 Notes) and 7% (1985 Notes) per annum due on the Notes. The Notes are secured by all of the Partnership's properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership is currently in default on the Nonrecourse Promissory Notes. In an effort to resolve this default, the Managing General Partner contacted the indenture trustee for the Note holders. In connection with these conversations, on July 30,1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership is unsuccessful in selling its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership will terminate.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 1999, 1998, or 1997. In accordance with the Partnership's agreement of limited partnership, the General Partner received cash distributions equal to 2% of the interest payments on the Nonrecourse Promissory Notes which amounted to approximately $21,000, $43,000, and $43,000 during each of the years ended December 31, 1999, 1998, and 1997, respectively.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1999 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described above) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and are based upon the Managing General Partner's estimates as of the date of the financial statements.

The statement of net liabilities in liquidation as of December 31, 1999, includes approximately $408,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extend beyond the projected period.

At December 31, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $8,789,000, which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                        Decrease (Increase)
                                                         in Net Liabilities
                                                           (in thousands)
Adjustment from book value of properties and
  improvements to estimated net realizable value              $10,139
Adjustment to record estimated costs, net of
  income, associated with the liquidation                        (408)
Adjustment of other assets                                       (942)
Net decrease in net liabilities                               $ 8,789

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

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7a.    Market Risk Factors

The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on its indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership maintains its debt as fixed rate in nature by borrowing on a long-term basis. Based on interest rates at December 31, 1999, a 1% increase or decrease in market interest rates would not have a material impact on the Partnership.

The following table summarizes the Partnership's debt obligations at December 31, 1999. The interest rates represent the weighted-average rates. The fair value of the Partnership's Nonrecourse Promissory Notes is not practicable to estimate due to their maturity in February 1999.

Principal amount by expected maturity:

                  Long-term Debt       Fixed Rate Debt    Average Interest Rate

                       2000                $32,776                11.60%
                       2001                  6,856                12.06%
                    Thereafter                  --                  --
                      Total                $39,632


Item 8.     Financial Statements and Supplementary Data

CENTURY PENSION INCOME FUND XXIII

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Report of Imowitz & Koenig & Co., LLP, Independent Auditors

Consolidated Statement of Net Liabilities in Liquidation - December 31, 1999

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1999, 1998, and 1997

Consolidated Statements of Changes in Partners' Deficit/Net Liabilities in Liquidation for the years ended December 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

               Report of Ernst & Young LLP, Independent Auditors

The Partners
Century Pension Income Fund XXIII

We have audited the  accompanying  consolidated  statement of net liabilities in
liquidation  of  Century  Pension  Income  Fund  XXIII,  a  California   Limited
Partnership (the "Partnership"), as of December 31, 1999 and the related consolidated statements of operations, changes in partners' deficit/net liabilities in liquidation and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note A, due to the imminent disposal of its investment properties, the Managing General Partner has decided, effective December 31, 1999, to liquidate the Partnership. As a result, the Partnership has changed its basis of accounting as of December 31, 1999 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Century Pension Income Fund XXIII at December 31, 1999 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
March 24, 2000

                          Independent Auditors' Report

To the Partners
Century Pension Income Fund XXIII
A California Limited Partnership
Greenville, South Carolina

We have audited the accompanying consolidated balance sheet of Century Pension Income Fund XXIII, a California Limited Partnership (the "Partnership") and its joint ventures as of December 31, 1998 and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pension Income Fund XXIII, a California Limited Partnership, and its joint ventures as of December 31, 1998 and the consolidated the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                    /s/IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants

New York, NY
March 3, 1999

                         CENTURY PENSION INCOME FUND XXIII
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                                December 31, 1999

Assets
  Cash and cash equivalents                                            $ 2,079
  Receivables and deposits, net of allowance for
   uncollectible amounts of $488                                           560
  Debt trustee escrow                                                    4,745
  Mortgage loan receivable (Note F)                                      1,000
  Investment properties                                                 46,937
                                                                        55,321

Liabilities
  Accounts payable                                                          50
  Tenant security deposits                                                 194
  Accrued property taxes                                                   101
  Other liabilities                                                        297
  Accrued interest - note payable                                          295
  Mortgage note payable (Note H)                                         6,856
  Non-recourse promissory notes (Note A)
   Principal                                                            32,776
   Interest payable                                                     33,239
  Minority interest in consolidated joint venture                        1,614
  Estimated costs during the period of liquidation
   (Note A)                                                                408
                                                                        75,830
Net liabilities in liquidation                                        $(20,509)

           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII
                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)



                                                                   December 31,
                                                                       1998
Assets
   Cash and cash equivalents                                         $ 11,698
   Receivables and deposits, net of allowance for
      uncollectible amounts of $601                                     1,699
   Other assets                                                           286
   Mortgage loan receivable (Note F)                                    1,137
   Deferred charges                                                     1,037
   Debt trustee - escrow
   Investment properties (Notes A, H, and K):
      Land                                                             15,970
      Buildings and related personal property                          63,332
                                                                       79,302

      Less accumulated depreciation                                   (24,790)
                                                                       54,512
                                                                     $ 70,369
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                    $   40
   Tenant security deposit liabilities                                    342
   Accrued property taxes                                                 675
   Accrued interest-promissory notes                                    1,048
   Accrued interest-note payable                                          197
   Other liabilities                                                      342
   Mortgage note payable (Note H)                                       6,856
   Non-recourse promissory notes in default (Note A):
     Principal                                                         41,939
     Deferred interest payable in default                              37,342

Minority interest in consolidated joint ventures                        7,861

Partners' Deficit
   General Partner                                                     (1,387)
   Limited Partners (95,789 units issued and outstanding)             (24,886)
                                                                      (26,273)
                                                                     $ 70,369

           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                            Years Ended December 31,
                                                          1999         1998         1997
Revenues:
  Rental income                                         $ 9,115       $10,879     $10,433
  Interest income on mortgage loans                          81            81          81
  Other income                                              671           572         573
  Net gain on sale of investment properties                 676            --          --
      Total revenues                                     10,543        11,532      11,087

Expenses:
  Operating                                               2,839         3,082       3,292
  General and administrative                              1,896         1,004       1,006
  Depreciation                                            2,126         2,441       2,378
  Interest on notes payable                                 827           827       1,053
  Interest to promissory note holders                     4,553         4,863       4,863
  Amortization of sales commissions and
   organizational costs                                      --           420         420
  Property taxes                                          1,121         1,474       1,544
  Provision for impairment of value (Notes F and G)         137            --       2,067
      Total expenses                                     13,499        14,111      16,623

Loss before minority interest in joint ventures'
  operations and extraordinary gain on foreclosure       (2,956)       (2,579)     (5,536)

Minority interest in joint ventures' operations             (48)         (432)        415
Loss before extraordinary gain                           (3,004)       (3,011)     (5,121)
Extraordinary gain on foreclosure (Note M)                   --            --       5,337

Net (loss) income                                       $(3,004)      $(3,011)     $  216

Net income (loss) allocated to general partner            $  61         $ (60)      $ 965

Net loss allocated to limited partners                   (3,065)       (2,951)       (749)

                                                        $(3,004)      $(3,011)     $  216

Net loss per limited partnership unit                   $(32.00)      $(30.81)    $ (7.82)


           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'
                     DEFICIT/NET LIABILITIES IN LIQUIDATION

                          (in thousands, except unit data)


                                        Limited
                                       Partnership    General    Limited
                                          Units       Partner    Partners      Total

Original capital contributions           95,789        $ 958     $ 47,894     $ 48,852

Partners' deficit at
   December 31, 1996                     95,789      $ (2,206)   $(21,186)    $(23,392)

Distributions to the
   general partner                           --           (43)         --          (43)

Net income (loss) for the year
   ended December 31, 1997                   --           965        (749)         216

Partners' deficit at
   December 31, 1997                     95,789        (1,284)    (21,935)     (23,219)

Distributions to the
   general partner                           --           (43)         --          (43)

Net loss for the year ended
   December 31, 1998                         --           (60)     (2,951)      (3,011)

Partners' deficit at
   December 31, 1998                     95,789        (1,387)    (24,886)     (26,273)

Distributions to the
   general partner                           --           (21)         --          (21)

Net income (loss) for the year
   ended December 31, 1999                   --            61      (3,065)      (3,004)

Partners' deficit at
   December 31, 1999                     95,789      $ (1,347)   $(27,817)     (29,298)

Adjustment to liquidation basis
   (Notes A and C)                                                               8,789

Net liabilities in liquidation
   at December 31, 1999                                                       $(20,509)


           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                            Years Ended December 31,
                                                          1999        1998        1997
Cash flows from operating activities:
  Net (loss) income                                     $ (3,004)    $(3,011)     $ 216
  Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating
      activities:
   Depreciation                                            2,126       2,441       2,378
   Amortization of deferred charges and lease
      commissions                                            298         695         683
   Provision for doubtful receivables                        265         170         354
   Gain on sale of investment properties                    (676)         --          --
   Provision for impairment of value                         137          --       2,067
   Minority interest in joint ventures'
      operations                                              48         432        (415)
   Deferred interest on non-recourse promissory
      notes                                                   --       2,766       2,766
   Extraordinary gain on foreclosure                          --          --      (5,337)
   Casualty loss                                              --          12          75
   Changes in accounts:
      Receivables and deposits                               874        (751)       (521)
      Other assets                                           (32)         46        (182)
      Debt trustee escrow                                 (4,745)         --          --
      Deferred charges                                       142        (199)       (385)
      Accounts payable                                        10           6         (24)
      Accrued interest on promissory notes                (1,048)         --          --
      Tenant security deposit liabilities                   (148)        (25)         (4)
      Accrued property taxes                                (574)        417         (19)
      Other liabilities                                      (45)         68        (160)
      Deferred interest                                   (4,103)         --          --
      Accrued interest on mortgage note payable               98          32         257
         Net cash (used in) provided by operating
          activities                                     (10,377)      3,099       1,749

Cash flows from investing activities:
  Restricted cash                                             --          --          13
  Property improvements and replacements                    (422)       (724)       (742)
  Lease commissions paid                                    (231)         --          --
  Insurance proceeds received                                 --          --         100
  Proceeds from sale of investment properties             16,890          --          --
  Distributions to minority interest holder               (6,295)         --          --
         Net cash provided by (used in) investing
         activities                                        9,942        (724)       (629)

Cash flows from financing activities:
  Payment on non-recourse promissory notes                (9,163)         --          --
  Distribution to the general partner                        (21)        (43)        (43)
         Net cash used in financing activities            (9,184)        (43)        (43)

Net (decrease) increase in cash and cash equivalents      (9,619)      2,332       1,077
Cash and cash equivalents at beginning of period          11,698       9,366       8,289
Cash and cash equivalents at end of period               $ 2,079     $11,698     $ 9,366

Supplemental disclosure of cash flow information:
  Cash paid for interest - notes payable                  $ 795       $ 795       $ 795
  Cash paid for interest- non-recourse promissory
   notes                                                  $ --       $ 2,097     $ 2,097


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

                        CENTURY PENSION INCOME FUND XXIII
                     Notes to Consolidated Financial Statements
                                December 31, 1999

Note A - Basis of Presentation

As of December 31, 1999, Century Pension Income Fund XXIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent sale of its investment properties.

The Partnership's Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership, by a security interest in the joint venture interests held by the Partnership, and by a pledge of the note and of the deed of trust on the real properties underlying the mortgage loans made by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest may be deferred, provided the Partnership makes minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described in "Note P") and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 1999 is approximately $408,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by June 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership is a limited partnership organized in 1984 under the laws of the State of California to hold for investment and ultimately sell income-producing real estate properties, and invest in, service, and ultimately collect or dispose of mortgage loans on income-producing real estate properties. The Partnership currently owns one apartment complex located in Georgia, three business parks located in Florida, North Carolina and Texas, and two shopping centers located in Kentucky and Georgia. The Partnership also held a sixty-six and two thirds percent joint venture interest in a shopping center located in Florida which was sold subsequent to year-end (see "Note P"). The general partner is Fox Partners V, a California general partnership, whose general partners are FCMC and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO") (See "Note D - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive directors of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

Principles of Consolidation: The consolidated financial statements include all of the accounts of the Partnership and the joint ventures in which the Partnership has a controlling interest. An affiliated partnership owns the minority interest in this joint venture. All significant inter-entity transactions and balances have been eliminated.

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

Mortgage Loan Receivable: The mortgage loan receivable is stated at its unpaid balance, less an allowance for loan losses. The amount of the allowance is based on the Managing General Partner's evaluation of the collectibility of the loan. Allowances from impaired loans are generally determined based on the value of underlying collateral or the present value of estimated cash flows. Loans are placed on a nonaccrual basis when a loan is specifically determined to be impaired or when, in the opinion of the Managing General Partner, there is an indication that the borrower may be unable to meet payments as they become due. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. In 1999 the Partnership determined that its mortgage loan receivable was impaired and its value was written down approximately $137,000 to reflect its fair value at December 31, 1999 of $1,000,000 (see "Note F").

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. It is not practicable to estimate the fair value of the Partnership's Nonrecourse Promissory Notes due to their maturity in February 1999 and the Partnership is unable to obtain additional financing. The fair value of the mortgage note payable encumbering The Enclaves approximates its carrying balance.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: As a result of the Partnership adopting the liquidation basis of accounting, the investment properties were adjusted to their estimated net realizable values at December 31, 1999. The effect of adoption was to increase the carrying value of the investment properties by approximately $10,139,000. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership recorded impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustment for impairment of value was recorded for the year ended December 31, 1998. In 1997, the Partnership determined that the Coral Palm Plaza Joint Venture property, with a carrying value of $6,029,000, was impaired and its value was written down by $2,067,000 to reflect its fair value at December 31, 1997 of $3,962,000. The fair value was based on current economic conditions and projected future operational cash flows.

Depreciation: Depreciation was computed by the straight-line method over estimated useful lives ranging from twenty-seven and one-half to thirty-nine years for buildings and improvements and five to seven years for furnishings.

Leases: The Partnership generally leases apartment units for lease terms of twelve months or less and recognizes income as earned on these leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases". Some of these commercial leases contain rental increases during their term. For leases with fixed rental increases, rents were recognized on a straight-line basis over the terms of the lease.

The Partnership recognized bad debt expense associated with rental income of approximately $265,000, $170,000 and $354,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

Deferred Charges: Included in deferred charges are sales commissions, organization expenses and lease commissions. Sales commissions and organization expenses related to the Pension Investor Notes ("Non-Recourse Promissory Notes", "Promissory Notes" or "Notes"), were deferred and amortized by the straight-line method over the life of the Notes. Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1998, the sales commissions and organizational costs were fully amortized; in addition, at December 31, 1999, the lease commissions were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have any value.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. See "Note N" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $29,000, $22,000 and $25,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

Reclassifications: Certain reclassifications have been made to the 1998 and 1997 balances to conform to the 1999 presentation.

Note C - Adjustment to Liquidation Basis of Accounting

At December 31, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $8,789,000, which is included in the Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                            Decrease (Increase)
                                                            in Net Liabilities
                                                              (in thousands)
Adjustment from book value of property and
   improvements to estimated net realizable value                $10,139
Adjustment to record estimated costs, net of income,
   associated with the liquidation (Note A)                         (408)
Adjustment of other assets and liabilities                          (942)
Net decrease in net liabilities                                  $ 8,789

Note D - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly-traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999, 1998, and 1997:

                                                      Years ended December 31,
                                                    1999        1998        1997
                                                           (in thousands)
Property management fees (included in
  operating expense)                                $126        $154        $147
Reimbursement for services of affiliates
  (included in general and administrative
  and operating expenses)                            200         254         204
Partnership management fee (included in
  general and administrative expense)                452         111         111

During the years ended December 31, 1999, 1998, and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Registrant paid to such affiliates approximately $126,000, $120,000, and $116,000 for the years ended December 31, 1999, 1998, and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's Coral Palm Plaza property for providing property management services. The Registrant paid to such affiliates approximately $34,000 and $31,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Since October 1, 1998 (the effective date of the Insignia Merger) these services have been provided at Coral Palm Plaza by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $200,000, $254,000 and $204,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net income and loss and taxable income and loss exclusive of gains or losses on property dispositions recognized in 1997. The gain on sale of investment properties in 1999 and the extraordinary gain on the Sunnymead foreclosure in 1997 have been allocated 20% to the general partner and 80% to the limited partners per the terms of the Partnership Agreement. For the years ended December 31, 1999, 1998, and 1997, the general partner received approximately $21,000, $43,000, and $43,000, respectively, of cash distributions, which were equal to two percent of cash distributions to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1999, 1998, or 1997; however, the general partner received a partnership management fee of approximately $452,000, $111,000, and $111,000 in 1999, 1998, and 1997.

Note F - Mortgage Loans Receivable

The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994, and in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through a deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expense) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000 was reclassified as real estate in 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remain the same. Upon the sale of the Costa Mesa property, the Partnership will be entitled to contingent interest of 50% of the amount received in excess of the current debt. As of December 31, 1999, the Partnership determined that this receivable was impaired and its value was written down approximately $137,000 to reflect its fair value at December 31, 1999 of $1,000,000. The Partnership is presently in negotiations with the mortgagee regarding repayment of this receivable.

Interest income on the mortgage loans totaled approximately $81,000 for each of the years ended December 31, 1999, 1998, and 1997, reflecting an interest rate of approximately 7% per annum.

Note G - Provision for Impairment of Value

During 1997, two significant tenants that occupied 36,000 square feet (27% of leasable space) at Coral Palm Plaza moved out. The Partnership determined that, based on economic conditions at the time, as well as projected future operational cash flows, a decline in value had occurred which was other then temporary. Accordingly, the property's carrying value was reduced to an amount equal to its estimated fair value and an impairment write down of $2,067,000 was recorded at December 31, 1997.

Note H - Mortgage Note Payable

The Enclaves Apartments ("Enclaves") complex located in Atlanta, Georgia is pledged as collateral for a note payable at December 31, 1999. The Enclaves note, with a principal balance of approximately $6,856,000, bears interest at 12.0625%. The Enclaves note requires a balloon payment of $6,856,000 in April 2001, exclusive of accrued interest. The Partnership makes monthly interest only payments of approximately $66,000 on the debt.

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's property and by a pledge of revenues from the property. The Enclaves note includes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Note I - Minimum Future Rental Revenues

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 1999, are as follows (in thousands):

                             2000                $ 4,049
                             2001                  3,417
                             2002                  2,893
                             2003                  2,149
                             2004                  1,248
                          Thereafter               3,474

                            Total                $17,230

Amortization of deferred leasing commissions totaled approximately $243,000, $275,000, and $263,000 for the years ended December 31, 1999, 1998, and 1997, respectively, and are included in operating expense. At December 31, 1999 unamortized lease commissions were written off in the adjustment to liquidation basis because the Partnership determined that this asset no longer has value.

Note J - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. A reconciliation of the net income (loss) per the financial statements to the net Federal taxable loss to the partners is as follows:

                                                 1999           1998          1997
                                                 (in thousands, except unit data)

Net (loss) income as reported                   $(3,004)      $(3,011)       $  216
Add (deduct):
  Provision for impairment of value                  --            --         2,067
  Original issue discount                            --        (1,606)       (1,256)
  Deferred income                                    29           (47)         (136)
  Depreciation differences                         (221)         (304)         (368)
  Bad debt expense                                  118           135            77
  Interest expense capitalized                       --             5            23
  Minority interest in joint ventures'
    operations                                   (1,313)          (50)         (682)
  Interest accrual                                   --            38           (21)
  Loss on fire                                       --            12            75
  Gain on disposal of property                      (35)           --        (5,263)
  Interest                                        1,519            --            --
  Other                                             469            --            --
Federal taxable loss                            $(2,438)      $(4,828)      $(5,268)
Federal taxable loss per limited
  partnership unit                               $  (25)        $ (49)        $ (54)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands) at December 31, 1999:

                                                  1999

Net liabilities as reported                    $(20,509)
Differences resulted from:
  Sales commissions and organization
    expenses                                      6,558
  Original issue discount                           539
  Deferred income                                  (135)
  Depreciation                                  (24,745)
  Land and building                              20,127
  Bad debt expense                                  164
  Other                                             236
Net liabilities - Federal tax basis            $(17,765)

Note K - Real Estate and Accumulated Depreciation

                                          Initial Cost
                                         To Partnership
                                         (in thousands)
                                                              Net Cost
                                                 Buildings    (Removed)
                                                and Related  Capitalized  Adjustment to
                        Encumbrances             Personal   Subsequent to  Liquidation
     Description            (1)         Land     Property    Acquisition      Basis
                       (in thousands)                                     (in thousands)
Property

Commerce Park               $  --      $ 1,604    $ 4,188       $  796       $(4,238)
Regency Centre                 --        3,123     10,398          841        (2,612)
Highland Park Commerce
  Center III                   --          654      4,849          536        (2,506)
Interrich Plaza                --          587      1,833          514        (1,054)
Centre Stage Shopping
  Center                       --        1,300      6,588          502        (1,340)
The Enclaves                6,856        1,901      7,603        1,422         3,456
Coral Palm Plaza (2)           --        5,009     11,046       (8,414)       (1,649)

Total                     $ 6,856      $14,178    $46,505      $(3,803)      $(9,943)

(1) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership and by a security interest in the joint venture interest held by the Partnership.

(2)   Property was sold subsequent to year-end (see "Note P").


                        Gross Amount At Which Carried
                            At December 31, 1999
                               (in thousands)
                                    Buildings
                                   And Related
                                   Personal             Accumulated     Date    Depreciable
     Description          Land     Property    Total    Depreciation  Acquired  Life-Years
                                                       (in thousands)
Property

Commerce Plaza          $ 1,604      $ 746    $ 2,350       (1)         3/86     5-39 yrs
Regency Centre            3,111       8,369    11,750       (1)         5/86     5-39 yrs
Highland Park Commerce
  Center III                619       2,914     3,533       (1)         9/86     5-39 yrs
Interrich Plaza             587       1,293     1,880       (1)         4/88     5-39 yrs
Centre Stage Shopping
  Center                  1,300       5,750     7,050       (1)         1/90     5-39 yrs
The Enclaves              1,901      12,481    14,382       (1)         4/91     5-39 yrs
Coral Palm Plaza          1,980       4,012     5,992       (1)         1/87     5-39 yrs

Total                   $11,102     $35,835   $46,937


(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the properties were adjusted to their net realizable value and will not be depreciated further.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                              1999         1998        1997
                                                      (in thousands)
Real Estate
Balance at beginning of year                $ 79,302     $ 78,599    $ 87,337
  Property improvements                          422          724         742
  Casualty loss                                   --          (21)        (95)
  Provision for impairment of value               --           --      (2,067)
  Disposal via sale/foreclosure              (22,845)          --      (7,318)
  Adjustment to liquidation basis             (9,942)          --          --
Balance at end of year                      $ 46,937     $ 79,302    $ 78,599

Accumulated Depreciation
Balance at beginning of year                $ 24,790     $ 22,358    $ 21,604
  Additions charged to expense                 2,126        2,441       2,378
  Casualty loss                                   --           (9)        (20)
  Disposal via sale/foreclosure               (6,835)          --      (1,604)
  Adjustment to liquidation basis            (20,081)          --          --
Balance at end of year                        $   --     $ 24,790    $ 22,358

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999, 1998 and 1997 is approximately $67,064,000, $90,784,000, and
$90,164,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 1999, 1998 and 1997 is approximately $24,745,000, $28,292,000, and $25,604,000, respectively.

Note L - Sale of Investment Properties

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership has a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center, to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $9,657,000 and the minority holder's share is approximately $4,545,000. Minneapolis realized a loss of approximately $433,000 on the sale. The Partnership's share of the loss on the sale is approximately $294,000 and the minority holder's share is approximately $139,000, which is allocated to the minority holder through the minority interest in joint ventures' operations. The Partnership's share of the net sales proceeds were used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

The sales transactions are summarized as follows (amounts in thousands):

       Net sale price, net of selling costs        $ 14,202
       Net real estate (1)                          (14,423)
       Net other assets                                (212)
          Loss on sale of real estate               $  (433)

(1)   Net of accumulated depreciation of approximately $6,638,000.

On December 7, 1999, the Partnership sold Medtronics to an unaffiliated third party for net sales proceeds of approximately $2,688,000 after payment of closing costs. The Partnership realized a gain on the sale of approximately $1,109,000.

The Medtronics sale transaction is summarized as follows (amounts in thousands):

       Net sale price, net of selling costs        $ 2,688
       Net real estate (1)                          (1,569)
       Net other assets                                (10)
                                                   $ 1,109

(1)   Net of accumulated depreciation of approximately $198,000.

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

Note N - Segment Information

Description of the types of products and services from which the reportable segments derive their revenues: The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Atlanta, Georgia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of three business parks located in Florida, North Carolina and Texas, and two shopping centers located in Kentucky and Georgia. In addition, the Partnership also owned a controlling interest in a joint venture whose property includes a shopping center located in Florida. This property was sold subsequent to year-end. The Partnership also owned a controlling interest in a joint venture whose properties were sold June 1, 1999.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1999, 1998, and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

1999
                                         Residential  Commercial     Other      Totals
Rental income                              $ 2,467      $ 6,648      $  --     $ 9,115
Other income                                    67          179         506        752
Gain on sale of investment properties           --          676          --        676
Interest expense                               827           --       4,553      5,380
Depreciation                                   360        1,766          --      2,126
General and administrative expense              --           --       1,896      1,896
Minority interest in joint ventures'
  operations                                    --          (48)         --        (48)
Segment profit (loss)                          265        3,065      (6,334)    (3,004)
Net liabilities in liquidation                  --           --     (20,509)   (20,509)
Capital expenditures for investment
  properties                                   136          286          --        422

1998
                                         Residential  Commercial     Other      Totals
Rental income                              $ 2,315      $ 8,564      $   --    $10,879
Other income                                    58          258         337        653
Interest expense                               827           --       4,863      5,690
Depreciation                                   350        2,091          --      2,441
Amortization of deferred costs                  --           --         420        420
General and administrative expense              --           --       1,004      1,004
Minority interest in joint ventures'
  operations                                    --         (432)         --       (432)
Segment profit (loss)                          125        2,814      (5,950)    (3,011)
Total assets                                 8,687       53,819       7,863     70,369
Capital expenditures for investment
  properties                                   161          563         --         724


1997
                                        Residential  Commercial     Other     Totals
Rental income                             $ 2,245      $ 8,188      $   --    $10,433
Other income                                   44          217         393        654
Interest expense                              827          226       4,863      5,916
Amortization of deferred costs                 --           --         420        420
Depreciation                                  338        2,040          --      2,378
General and administrative expense             --           --       1,006      1,006
Gain on foreclosure                            --        5,337          --      5,337
Provision for impairment of value              --        2,067          --      2,067
Minority interest in joint ventures'
  operations                                   --          415          --        415
Segment (loss) profit                         (45)       6,157      (5,896)       216
Total assets                                9,000       53,193       7,534     69,727
Capital expenditures for investment
   properties                                 223         519           --        742

Note O - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note D - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note P - Subsequent Event

On January 19, 2000, Coral Palm Joint Venture ("Coral Palm"), a joint venture in which the Partnership has a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed subsequent to December 31 1999. The net sales proceeds approximated the recorded value of the assets at December 31, 1999. Pursuant to the forbearance agreement, net proceeds allocated to the Partnership were paid directly to the indenture trustee.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective  December 10, 1999,  the  Registrant  dismissed its prior  Independent
Auditors, Imowitz Koenig & Co., LLP ("Imowitz") and retained as its new Independent Auditors, Ernst & Young LLP. Imowitz's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1998 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1998 and through December 10 1999, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective December 10, 1999, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through December 10, 1999, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-K.

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

The names and ages of, as well as the positions held by the executive officers and directors of the Managing General Partner are set forth below. No family relationships exist among any of the officers or directors of the Managing General Partner.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 11.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 1999.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group, do not own any of the Partnership's voting securities.

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting authorities of the Partnership as of December 31, 1999.

As of December 31, 1999, Insignia Properties LP ("IPLP"), an affiliate of the Managing General Partner, owned 52 Individual Investor Units ("Units") or approximately 0.05%. IPLP's business address is 55 Beattie Place, Greenville, SC 29602. Additionally, IPLP is indirectly ultimately owned by AIMCO.

Item 13.    Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999, 1998, and 1997:

                                                     Years ended December 31,
                                                   1999        1998        1997
                                                          (in thousands)
Property management fees                           $126        $154        $147
Reimbursement for services of affiliates            200         254         204
Partnership management fee                          452         111         111

During the years ended December 31, 1999, 1998, and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Registrant paid to such affiliates approximately $126,000, $120,000 and $116,000 for the years ended December 31, 1999, 1998, and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's Coral Palm Plaza property for providing property management services. The Registrant paid to such affiliates approximately $34,000 and $31,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Since October 1, 1998 (the effective date of the Insignia Merger), these services have been provided at Coral Palm Plaza by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $200,000, $254,000 and $204,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net income and loss and taxable income and loss exclusive of gains or losses on property dispositions recognized in 1997. The extraordinary gain on the Sunnymead foreclosure has been allocated 20% to the general partner and 80% to the limited partners per the terms of the Partnership Agreement. For the years ended December 31, 1999, 1998, and 1997, the general partner received $21,000, $43,000, and $43,000, respectively, of cash distributions, which were equal to two percent of cash distributions to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 1999, 1998, or 1997; however, the general partner received a partnership management fee of approximately $452,000, $111,000, and $111,000 in 1999, 1998, and 1997.

                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

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

(a)(3)    Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)       Reports on Form 8-K filed during the fourth quarter of calendar year
          1999:

          Current Report on Form 8-K dated December 7, 1999 and filed December 21, 1999 disclosing the sale of Medtronics on December 7, 1999.

          Current Report on Form 8-K dated December 10, 1999 and filed December 14, 1999 disclosing the dismissal of Imowitz Koenig and Co. LLP as the Registrant's certifying accountant and the appointment of Ernst & Young LLP as the certifying accountants for the year ended December 31, 1999.

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

                        CENTURY PENSION INCOME FUND XXIII

                                  Exhibit Index

Exhibit Number

2 NPI Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated October 1, 1998.

3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated July 1, 1985 and thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-96389)

10.1 Purchase and Sale Contract between Registrant and Duke Realty Limited Partnership, an Indiana limited partnership, dated April 20, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated June 1, 1999.

10.2 Amendment to Purchase and Sale Contract between Registrant and Duke Realty Limited Partnership and Weeks Realty, L.P. (Assignee), a Georgia limited partnership, dated May 26, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated June 1, 1999.

10.3 Purchase and Sale Contract between Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated September 23, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999.

10.4 First Amendment to Purchase and Sale Contract between Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated November 10, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999.

10.5 Second Amendment to Purchase and Sale Contract between Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated November 23, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999.

10.6 Third Amendment to Purchase and Sale Contract between Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated November 30, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999.

10.7 Purchase and Sale Contract between Registrant and Woolbright Development, Inc., a Florida Corporation, dated November 30, 1999.

10.8 First Amendment to Purchase and Sale Contract between Registrant and Woolbright Development, Inc., a Florida Corporation, dated December 16, 1999.

10.9 Second  Amendment  to  Purchase  and  Sale  Contract  between   Registrant,
     Woolbright Development, Inc., a Florida Corporation, and Woolbright Coral Palm, Ltd., a Florida limited partnership, dated January 19, 2000.

16 Letter from the Partnership's former Independent Auditor dated April 27, 1994, incorporated by reference to Exhibit 10 to the Partnership's Current Report on Form 8-K dated April 22, 1994.

16.1 Letter dated December 14, 1999, from the former accountant, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 10, 1999.

27   Financial Data Schedule.

Exhibit 10.7

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                         CORAL PALM PLAZA JOINT VENTURE,

                        a California general partnership

                                    AS SELLER

                                       AND

                          WOOLBRIGHT DEVELOPMENT, INC.,

                              a Florida corporation

                                  AS PURCHASER

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the 30th day of November, 1999 by and between CORAL PALM PLAZA JOINT VENTURE, a California general partnership, having a principal address at 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222 ("Seller") and WOOLBRIGHT DEVELOPMENT, INC., a Florida corporation, having a principal address at 4800 North Federal Highway, Suite D-108, Boca Raton, Florida 33431 ("Purchaser").

      NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements herein after set forth, Seller and Purchaser hereby agree as follows:

                                    RECITALS

R-1. Seller holds legal title to the real estate located in Broward County, Florida, as more particularly described in Exhibit A attached hereto and made a part hereof. Improvements have been constructed on the property described in this Recital.

R-2. Purchaser desires to purchase and Seller has agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below, (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date (as hereinafter defined) the Property will be conveyed by limited warranty or equivalent deed to Purchaser.

R-3. Purchaser has agreed to pay to Seller the Purchase Price for the Property, and Seller has agreed to sell the Property to Purchaser on the terms and conditions set forth below.

R-4. Purchaser intends to make investigations regarding the Property, and Purchaser's intended uses of each of the Property as Purchaser deems necessary and desirable.

                                   ARTICLE 1
                                  DEFINED TERMS

1.1 Unless otherwise defined herein, terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.

1.1.1 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of Florida. 1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

1.1.3 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Seller in immediately available U.S. funds.

1.1.4 "Commercial Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Effective Date for the applicable Property.

1.1.5 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on Exhibit 1.1.5, if any, attached hereto.

1.1.6 "Effective Date" means the date on which this Purchase Contract is last executed by Seller and Purchaser. 1.1.7 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property or (iii) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in Exhibit1.1.7.

1.1.8 "Improvements" means all buildings and improvements, located on the Land taken "as is". 1.1.9 "Land" means all of those certain tracts of land located in the State of Florida described on Exhibit "A" attached hereto), and all rights, privileges and appurtenances pertaining thereto.

1.1.10 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (i) receivables, (ii) Property Contracts, (iii) Commercial Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, or
(viii) insurance or other prepaid items or (ix) Seller's proprietary books and records, except to the extent that Seller receives a credit on the closing statement for any such item. 1.1.11 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Seller and used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Commercial Lease.

1.1.12 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

1.1.13 "Property" means the Land and Improvements and all rights of Seller relating to the Land and the Improvements, including without limitation, any rights, title and interest of Seller, if any, in and to (i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Seller under all Property Contracts and Commercial Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

1.1.14 "Property Contracts" means all purchase orders, maintenance, service, or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on 90 days' or shorter Notice without penalty, except Commercial Leases.

1.1.15 "Purchase Contract" means this Purchase and Sale Contract by and between Seller and Purchaser.
1.1.16 "Purchase Price" means the total consideration to be paid by Purchaser to Seller for the purchase of the Property.
1.1.17      "Survey" shall have the meaning ascribed thereto in Section 6.12..
1.1.18 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Commercial Lease.
1.1.19 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1.
1.1.20      "Title Insurer" shall have the meaning set forth in Section 6.1.

                                   ARTICLE 2
                          PURCHASE AND SALE OF PROPERTY

2.1 Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, in accordance with the terms and conditions set forth in this Purchase Contract.

                                   ARTICLE 3
                            PURCHASE PRICE & DEPOSIT

3.1 The total purchase price ("Purchase Price") for the Property shall be Six Million Two Hundred Thousand Dollars ($6,200,000.00), which shall be paid by Purchaser, as follows:

3.1.1 On the date hereof, Purchaser shall deliver to Chicago Title Insurance Company ("Escrow Agent" or the "Title Insurer") a deposit in the sum of Fifty Thousand and no/100 Dollars ($50,000.00), in cash, (such sum being hereinafter referred to and held as the "Deposit"). Purchaser shall also deliver a quitclaim deed to the Escrow Agent in the form attached as Exhibit 3.1.1. Purchaser and Seller each approve the form of Escrow Agreement attached as Exhibit B.

3.1.2 On or before 5:00 p.m. Eastern time on the date of expiration of the Feasibility Period, provided purchaser has not terminated this Purchase Contract pursuant to Section 5.2 below, Purchaser shall deliver to Escrow Agent an additional deposit in the sum of One Hundred Fifty Thousand and no/100 Dollars ($150,000.00), in cash (such sum being hereinafter referred to as the "Additional Deposit").

3.1.3 The Escrow Agent shall hold the Deposit and the Additional Deposit and make delivery of the Deposit and the Additional Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit and the Additional Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit and the Additional Deposit as jointly directed by Seller and Purchaser should Seller and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Deposit and the Additional Deposit and shall be remitted to the party entitled to the Deposit and the Additional Deposit, as set forth below. 3.1.4 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit and the Additional Deposit shall be applied to the Purchase Price on the Date of Closing. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit and the Additional Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3.

3.1.5 If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Seller, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, the Deposit and the Additional Deposit shall be forfeited by Purchaser and the sum thereof shall go to Seller forthwith as liquidated damages for the lost opportunity costs and transaction expenses incurred by Seller, as more fully set forth in ARTICLE 12 below.

                                   ARTICLE 4
                                    FINANCING

4.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

                                   ARTICLE 5
                               FEASIBILITY PERIOD

5.1 Subject to the terms of Section 5.3 below, for fifteen (15) calendar days following the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property to do the following.

5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys).

5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property. 5.1.3 To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property other than Seller's proprietary information.

5.1.4 To review all Materials (as hereinafter defined).
5.2 Should the results of any of the matters referred to in sub-paragraphs 5.1., 5.1.2, 5.1.3 and 5.1.4 above appear unsatisfactory to Purchaser for any reason, then Purchaser shall have the right to terminate this Purchase Contract by giving written Notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. EST on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Purchase Contract shall terminate and be of no further force and effect, subject to and except for Purchaser's liability under Section 5.3, and Escrow Agent shall forthwith deliver the Quitclaim Deed of all of Purchaser's right and interest in the Property to Seller, and then promptly return the Deposit to Purchaser. If Purchaser fails to provide Seller with written Notice of cancellation prior to the end of the Feasibility Period in strict accordance with the Notice provisions of this Purchase Contract, this Purchase Contract shall remain in full force and effect and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in this ARTICLE 5and in ARTICLE 9.

5.3 Purchaser shall indemnify and hold Seller harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend (with attorneys selected by Seller) and hold Seller harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests, investigations and the like that in their reasonable judgment could result in any injury to the Property or breach of any agreement, or expose Seller to any liability, costs, liens or violations of applicable law, or otherwise adversely affect the Property or Seller's interest therein. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as shall be approved by Seller and naming Seller and its affiliates as loss payees or additional insureds (at the option of Seller), with endorsements acceptable to Seller, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser (which insurance must be reasonably approved by Seller). Such liability insurance shall provide coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise). The provisions of this Section shall survive the Closing or termination of this Purchase Contract.

5.4 Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property, shall deliver proof of insurance coverage required above to Seller and shall permit Seller to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Purchase Contract or obtained by Purchaser in the course of its investigations shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants, agents and employees from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Purchase Contract, including Purchaser's attorneys and representatives, prospective lenders and engineers.

5.5 Seller shall deliver to Purchaser within ten (10) calendar days from the Effective Date copies of all income and expense statements, year end financial and monthly and annual operating statements for the past three (3) calendar years (to the extent Seller has possession or control of same) leases, management, leasing, repair and service contracts, engineering studies, all guaranties and warranties covering any of the Fixtures and Tangible Personal Property or Improvements, tenant files and correspondence and aged receivable reports, surveys and other materials (the "Materials") in Seller's possession or control relating to the Property (other than proprietary information of Seller). If the sale of the Property is not closed by the date fix therefor, Purchaser shall, within five (5) calendar days, return all such Materials to Seller.

                                   ARTICLE 6
                                      TITLE

6.1 Purchaser shall promptly secure a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment,") issued by Chicago Title Insurance Company ("Title Insurer") for an owner's title insurance policy on the most recent standard American Land Title Association ("ALTA") Policy form, together with legible copies of all instruments identified as exceptions therein and shall cause a copy thereof to be delivered to Seller during the Feasibility Period. Purchaser agrees that it shall be solely responsible for payment of all costs relating to procurement of the Title Commitment and any Owner title policy. 6.2 Purchaser agrees to accept title to the Land and Improvements, so long as the same is marketable and any conveyance by special warranty deed or equivalent deed pursuant to this Purchase Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions" and Purchaser agrees to accept the deed and title subject thereto:

6.2.1 All exceptions shown in the Title Commitment (other than mechanics' liens and taxes due and payable in respect of the period preceding Closing) and all exceptions noted in Exhibit 6.2.1 attached hereto; 6.2.2 Such exceptions and matters as approved by Purchaser and as the Title Company shall be willing to omit as exceptions to coverage; 6.2.3 All Commercial Leases and any other occupancy, residency, lease, tenancy and similar agreements entered into in the ordinary course of business, provided such were disclosed to Purchaser prior to the end of the Feasibility Period or approved by Purchaser in accordance with
ARTICLE 17 hereof after the Feasibility Period; 6.2.4 Real estate and property taxes for the calendar year in which closing occurs to the extent not due and payable; 6.2.5 Intentionally deleted; and 6.2.6 All matters of public record as of the effective time of the Title Commitment (as approved by Purchaser). 6.3 The existence of other mortgages, liens, or encumbrances shall not be objections to title, provided that properly executed instruments in recordable form necessary to satisfy and remove the same of record are delivered to the Purchaser at Closing or, in the alternative, with respect to any mortgage or deed of trust liens, that payoff letters from the holder of the mortgage or deed of trust liens shall have been delivered to and accepted by the Title Insurer (sufficient to remove the same from the policy issued at Closing), together in either case, with recording and/or filing fees. 6.4 Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained in
ARTICLE 7 herein. 6.5 Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any lender's mortgagee insurance policy.. 6.6 If on the Closing Date there shall be conditional bills of sale or Uniform Commercial Code financing statements that were filed on a day more than five (5) years prior to such Closing, and such financing statements have not been extended by the filing of UCC-3 continuation statements within the past five (5) years prior to such Closing, such financing statements shall not be deemed an objection to title..
6.7 If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Seller shall not be satisfied, Purchaser shall provide Seller with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case Purchaser and Seller shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Seller such Notice, Seller at its sole option and upon Notice to Purchaser within Seven (7) calendar days following receipt of such Notice may elect to cure such objection or unfulfilled condition for up to ninety (90) calendar days. Should Seller be able to cure such title objection or condition, or should Seller be able to cause title insurance over the same by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before thirty (30) calendar days after Notice of such cure or waiver. 6.8 If Seller does not elect to cure such objection or unfulfilled condition or during the period of cure Seller is unable or unwilling, in its sole discretion or opinion, to eliminate such title objection or cause Title Insurer to insure over such matter or satisfy such unfulfilled condition, Seller shall give Purchaser written Notice thereof, and if Purchaser does not waive such objection by written Notice delivered to Seller and the title company issuing the Title Commitment on or before Seven (7) calendar days following the date Seller gives such Notice, then this Purchase Contract shall automatically terminate, in which event Purchaser shall release and quitclaim all of Purchaser's right and interest in such Property to Seller, and the parties hereto shall have no further obligations to each other, except for Purchaser's obligations pursuant to Section 5.3 above, and the Deposit and the Additional Deposit (if then paid) shall be immediately returned to Purchaser. 6.9 Prior to Closing Purchaser may obtain an endorsement to the Title Commitment which, among other things, will bring the Effective Date of the Title Commitment to as current a date as is then possible. If such endorsement shall add any exceptions to the Title Commitment which render title to the Property unmarketable, then Purchaser shall provide Seller with Notice as provided in paragraph 6.7 hereof and the provisions of paragraph 6.7 hereof shall apply. Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the date of this Purchase Contract and the Closing Date (other than Commercial Leases and Property Contracts in the ordinary course of business); any such monetary lien or encumbrance so attaching by voluntary act of Seller shall be discharged by the Seller at or prior to Closing on the Closing Date or any postponed Closing Date. Further Seller agrees to spend funds up to but not exceeding $100,000.00 to remove the following title exceptions shown in the Title Commitment as such Title Commitment may be endorsed prior to Closing: mortgage liens, judgment or tax liens which effect the Property and any construction lien which arises out of any agreement (written or oral) between Seller or any of its agents and the party which is asserting the right to the construction lien. Except as expressly provided above, Seller shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Seller may elect not to discharge the same. 6.10 Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception, that has been waived or deemed to have been waived by Purchaser. 6.11 Intentionally deleted. 6.12 Purchaser at Purchaser's sole cost and expense, may cause to be prepared a survey for the Property ("Survey"). Purchaser at Purchaser's sole cost and expense, may cause to be prepared an environmental report for the Property ("Environmental Report"). In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Seller took title to the Property, the latter description shall be used in the special warranty deed delivered to Purchaser at Closing, and the Survey legal shall be used in a quitclaim deed to the Property which also shall be delivered to Purchaser at Closing. 6.12.1 Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in
ARTICLE 5 above. 6.12.2 Purchaser agrees to make payment in full of all costs of obtaining Surveys required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                   ARTICLE 7
                                     CLOSING

7.1 Dates,  Places Of Closing,  Prorations,  Delinquent  Rent and Closing Costs.
7.1.1 The Closing shall occur no later than thirty (30) calendar days after the expiration of the Feasibility Period, through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

7.1.2 The Closing Date may be extended without penalty at the option of Seller to a date not later than thirty (30) days following the Closing Date specified above to satisfy a condition to be satisfied by Seller, or such later date as is mutually acceptable to Seller and Purchaser, provided Seller shall use best efforts to satisfy such condition.

7.1.3 All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All deposits required under Tenant leases not applied prior to the Effective Date, if any, shall be transferred by Seller to Purchaser at the Closing. Purchaser shall assume at Closing the obligation to pay any accrued but unpaid tenant improvement allowances and leasing commissions under Commercial Leases executed after the Effective Date, together with any payments due parties under the Property Contracts assumed by Purchaser, provided all of the foregoing have been prorated. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be adjusted as provided in paragraph 7.1.4 hereof. Any certified, confirmed and ratified special assessment liens which exist on the Property as of the Closing Date shall be paid by Seller. Any special assessment liens on the Property which are pending as of the Closing Date shall be assumed and paid by Purchaser. If the improvement giving rise to the special assessment lien has been substantially completed as of the Closing Date, then any pending lien or special assessment on the Property shall, for purposes of the application of this paragraph, be considered certified, confirmed and ratified. For purposes of this Section 7.1.3 and Section 7.1.4 and 7.1.5 the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, percentage rents and common area maintenance charges. The provisions of this Section 7.1.3 shall apply during the Proration Period (as defined below). 7.1.4 If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date.

7.1.5 If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Seller from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time after the Closing Date, and (ii) second, to the period of time before the Closing Date. If Delinquent Rent or any portion thereof received by Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. Any monies received by Seller after closing shall be forwarded to Purchaser for disbursement in accordance with the order of payment provided herein above. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Seller shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the Assignment as defined in Section 7.2.1.3 shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller at no cost or liability to Purchaser in connection with all efforts by Seller to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within seven (7) days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.5 shall apply during the Proration Period.

7.1.6 Purchaser shall pay the cost of all transfer taxes, excise taxes and recording costs with respect to the Closing. Seller and Purchaser shall share equally in the costs of the Escrow Agent for escrow fees. 7.2 Items To Be Delivered Prior To Or At Closing.

7.2.1 Seller. At Closing, Seller shall deliver to Purchaser, each of the following items, as applicable: 7.2.1.1 Special Warranty deed in the form attached as Exhibit 7.2.1.1 to Purchaser. The acceptance of the deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Seller's part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing. 7.2.1.2 A Bill of Sale without recourse or warranty in the form attached as Exhibit 7.2.1.2 covering all Property Contracts, Commercial Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.

7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty in the form attached as Exhibit 7.2.1.3 of all of Seller's right, title and interest in and to the Miscellaneous Property Assets, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Seller's obligations thereunder.

7.2.1.4     A closing statement executed by Seller.
7.2.1.5 A vendor's affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Purchase Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitments. 7.2.1.6 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended. 7.2.1.7 Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Seller to Purchaser, if Seller leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.
7.2.1.8 To the extent in Seller's possession or control, original copies of the Commercial Leases and Property Contracts, lease files, keys to the property, Seller's books and records (other than proprietary information) regarding the Property, and original copies of the tenant estoppels, letters executed by Seller and, upon the request of Purchaser, its management agent, addressed to all Tenants notifying the Tenants of the sale and transfer of the Property to Purchaser.

7.2.1.9 The Subordination Agreement and Tenant Estoppel Certificates as required by Article 18 hereof. 7.2.1.10 Proof that Seller and its joint venture partners are duly and validly organized and presently existing in good standing under the laws of their respective formation and certified copies of partnership, corporate or other entity authorizations authorizing the transactions herein contemplated. 7.2.1.11 Written termination of each Property Contract which will not be assigned to, and assumed by, Purchaser.

7.2.1.12 Evidence that all sales tax due the State of Florida on the Rent has been paid in full. 7.2.2 Purchaser. At Closing, Purchaser shall deliver to the Title Company (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing: 7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property that Seller is obligated or elects to pay and discharge, Seller may use any portion of the Purchase Price for the Property(s) to satisfy the same, provided that Seller shall have delivered to Title Company, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. Purchaser, if request is made within a reasonable time prior to Closing, agrees to provide at Closing separate certified or cashier's checks as requested, aggregating not more than the amount of the balance of the portion of Purchase Price, to facilitate the satisfaction of any such liens or encumbrances. The existence of any such liens or encumbrances shall not be deemed objections to title if Seller shall comply with the foregoing requirements.

7.2.2.2     A closing statement executed by Purchaser.
7.2.2.3 A countersigned counterpart of the Bill of Sale in the form attached as Exhibit 7.2.1.2.
7.2.2.4     A  countersigned   counterpart  of  the  Assignment  in  the  form
attached as Exhibit 7.2.1.3.
7.2.2.5 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Seller in accordance with any of the other provisions of this Purchase Contract.

                                   ARTICLE 8
      REPRESENTATIONS,  WARRANTIES  AND  COVENANTS OF SELLER AND  PURCHASER

8.1 Representations And Warranties Of Seller.

8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Seller represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

8.1.1.1 Seller and each of its joint venture partners are lawfully and duly organized, and in good standing under the laws of the state of their respective formation; and have or at the Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any Purchase Contract to which Seller is a party or by which Seller is otherwise bound. Neither Seller nor any of its joint venture partners have made any other Purchase Contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property;

8.1.1.2 Seller owns marketable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof and Seller shall have no other liability as a result thereof, either before or after Closing);

8.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Commercial Leases (provided, however, that if this representation is or becomes untrue, Purchaser's remedies shall be limited to the remedies set forth in Section 6.7 hereof).

8.1.1.4 Seller has all necessary right and authority to convey and assign to Purchaser all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

8.1.1.5 Purchaser has no duty to collect withholding taxes for Seller pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

8.1.1.6 To Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable;

8.1.1.7 Seller has no knowledge of any claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property, as applicable, caused by Seller and which remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property, as applicable;

8.1.1.8 To the best of Seller's knowledge, the rent roll previously delivered to Purchaser is true, complete and correct and contains all of the existing Commercial Leases and tenancies of the Improvements, which leases have not been modified or amended except as indicated on the rent roll.

8.1.1.9 To the best of Seller's knowledge, Seller has delivered to Purchaser true, correct and complete copies of all Commercial Leases (including all modifications thereof) and all other documents or instruments which create possessory rights in all or any portion of the Improvements.

8.1.1.10 To the best of Seller's knowledge, Seller has not received any notice of any violation, or alleged violation, of any laws, regulations or any other requirements of any governmental agency or authority having jurisdiction over the Property, to include, without limitation, notice of the violation, or alleged violation, of any environmental protection laws or regulations.

8.1.1.11 To the best of Seller's knowledge, all commissions due on Commercial Leases or renewals of Commercial Leases have been paid in full as of the Effective Date and all tenant buildout and other obligations due tenants under the Commercial Leases have been paid in full or otherwise satisfied.

8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the Offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller, Seller's partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Commercial Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Except as otherwise set forth herein, Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters, except as provided in Section
8.1.3 below.

8.1.3 Seller and Purchaser agree that those representations contained in Section
8.1 shall survive Closing for a period of One (1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within One (1) year subsequent to the date of such representation). In the event that Seller breaches any representation contained in Section 8.1 and Purchaser had knowledge of such breach, Purchaser shall be deemed to have waived any right of recovery and Seller shall not have any liability in connection therewith.

8.1.4 Representations and warranties above made to the knowledge of Seller shall not be deemed to imply any duty of inquiry. For purposes of this Purchase Contract, the term Seller's "knowledge" shall mean and refer to only actual knowledge of the Designated Representative (as hereinafter defined) of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Jonathan Rubins of Insignia ESG.

8.2 Representations And Warranties Of Purchaser

8.2.1 For the purpose of inducing Seller to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

8.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:

8.2.2.1 Purchaser is corporation duly organized, validly existing and in good standing under the laws of Florida.

8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members are required to so empower or authorize Purchaser.

8.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

8.2.2.4 Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective certificates of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

8.2.2.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

8.2.3 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Seller or lien or claim against the Property.

8.2.4 Intentionally Omitted.

                                   ARTICLE 9
                         CONDITIONS PRECEDENT TO CLOSING

9.1 Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser;

9.1.2 Each of the representations and warranties of Seller contained herein shall be true in all material respects as of the Closing Date;

9.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder;

9.1.4 Title to the Property is in the condition required by this Purchase Contract.

9.1.5 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth above.

9.2 Without limiting any of the rights of Seller elsewhere provided for in this Purchase Contract, Seller's obligation to close with respect to conveyance of the Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.

9.2.2 Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

9.2.4 If applicable, Purchaser shall have produced evidence reasonably satisfactory to Seller of Purchaser's compliance with Hart-Scott-Rodino Act requirements or of the non-applicability thereof to the transactions contemplated by this Purchase Contract.

                                   ARTICLE 10
                                    BROKERAGE

10.1 Seller represents and warrants to Purchaser that it has dealt only with Aztec Group, Inc., 2665 South Bayshore Drive, Ph II A, Coconut Grove, Florida 33133 ("Broker") in connection with this Purchase Contract. Seller and Purchaser each represents and warrants to the other that other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Purchase Contract, and each party agrees to indemnify the other party from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts of omissions of the indemnifying party.

10.2 Seller agrees to pay Broker a commission according to the terms of a separate agreement. Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

10.3 Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Seller or Purchaser.

                                   ARTICLE 11
                                   POSSESSION

11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12
                              DEFAULTS AND REMEDIES

12.1 In the event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Seller's inability to convey title as required by this Purchase Contract, or defaults hereunder on or prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Seller and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Seller may suffer. Therefore, Seller and Purchaser hereby agree that, except for the Purchaser's obligations to Seller under Section 5.3, the reasonable estimate of the total net detriment that Seller would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder on or prior to the Closing Date is and shall be, and Seller's sole remedy (whether at law or in equity) shall be, the right to receive from the Escrow Agent and retain the full amount of the Deposit and the Additional Deposit. The payment and performance of the above as liquidated damages is not intended as a forfeiture or penalty within the meaning of applicable law and is intended to settle all issues and questions about the amount of damages suffered by Seller in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Seller under Section 5.3 above, and the right of Seller to collect such liquidated damages to the extent not theretofore paid by Purchaser. Notwithstanding the foregoing, upon the occurrence of an event of default other than the failure of Purchaser to close in a timely basis in accordance with this Purchase Contract, Seller will provide Purchaser with Notice specifying the default and Purchaser shall have five (5) business days from its receipt of such notice to cure such default.

12.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Seller's default hereunder, Purchaser's sole remedy shall be to elect to terminate this Purchase Contract and receive reimbursement of the Deposit and the Additional Deposit (or so much thereof as has been received by Escrow Agent) or to seek specific performance of this Purchase Contract.

                                   ARTICLE 13
                            RISK OF LOSS OR CASUALTY

13.1 The risk of loss of damage to the Property by reason of any insured or uninsured casualty during the period up to and including the Closing Date shall be borne by Seller. Seller covenants and agrees to maintain all of its existing insurance coverage upon the Property in full force and effect until the Closing Date, without material modification thereto. In the event of any "material damage," as hereinafter defined, to or destruction of the Property or any portion thereof, Purchaser may, at its option, by Notice given to Seller within ten (10) days after Purchaser is notified of such material damage or destruction: (i) unilaterally terminate this Purchase Contract and the Deposit and the Additional Deposit shall be immediately returned to Purchaser; or (ii) proceed under this Purchase Contract with no reduction in the Purchase Price, receive any insurance proceeds due Seller as a result of such damage or destruction (including any rent loss insurance applicable to the period from and after the Closing Date), together with the amount of any deductible with respect to such insurance proceeds, and assume responsibility for repair of the Property. If the Property is not materially damaged, then Purchaser shall not have the right to terminate this Purchase Contract, but all insurance proceeds (including any rent loss insurance applicable to the period from and after the Closing Date), together with the amount of any deductible with respect to such insurance proceeds, shall be paid or assigned to Purchaser and Purchaser shall assume responsibility for such repair. For purposes of this paragraph, "material damage" means damages reasonably exceeding $500,000.00 to repair, as determined by an independent insurance claims adjuster doing business in Broward County, Florida, which claims adjuster shall be reasonably satisfactory to Seller and Purchaser.

                                   ARTICLE 14
                                  RATIFICATION

14.1 This Purchase Contract shall be null and void unless fully ratified by Purchaser and Seller on or before December 2, 1999.

                                   ARTICLE 15
                                 EMINENT DOMAIN

15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of Purchaser's receipt from Seller of the occurrence of such event and recover the Deposit and the Additional Deposit (if paid) hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 16
                                  MISCELLANEOUS

16.1  Exhibits And Schedules
      All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

16.2  Assignability
      Subject to Section 16.18, this Purchase Contract is not assignable without first obtaining the prior written approval of the non-assigning party, except that Purchaser may assign all or an undivided interest in this Purchaser Contract to one or more entities so long as (i) Purchaser or any entity fifty percent or more of the voting power of which entity is owned or controlled, directly or indirectly by Purchaser or by any of the shareholders of Purchaser, remains a part of the purchasing entity(ies), (ii) Purchaser is not released from its liability hereunder, and (iii) Purchaser provides Seller with written notice of such assignment.

16.3  Binding Effect
      This Purchase Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

16.4  Captions
      The captions, headings, and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

16.5  Number And Gender Of Words
      Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

16.6  Notices
      All notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or any other nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or (iii) if sent by certified mail, return receipt requested postage prepaid, on the fifth (5th) business day following the date of mailing addressed as follows:

              If to Seller:                      If to Purchaser:

              Coral Palm Plaza Joint Venture     Woolbright Development, Inc.
              1873 South Bellaire Street, 17th   4800 North Federal Highway
              Floor                              Suite D-108
              Denver, Colorado  80222            Boca Raton, Florida 33431
              Attn:  Mr. Harry Alcock            Attn:  Mr. Duane J. Stiller

                    And

                                                 With a copy to:
              Argent Real Estate
              1401 Brickell Avenue, Suite 520    Jones, Foster, Johnston &
              Miami, Florida  33131              Stubbs, P.A.
              Attn:  Mr. David Marquette         505 South Flagler Drive, Suite
                                                 1100
                                                 West Palm Beach, Florida 33401
                                                 Attn:  Peter S. Holton, Esq.

              With a copy to:

              Loeb & Loeb
              1000 Wilshire Boulevard, Suite
              1800
              Los Angeles, California  90017
              Attn: Andrew S. Clare, Esq.
                    Karen N. Higgins, Esq.

      Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

16.7  Governing Law And Venue
      The laws of the State of Florida shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the Circuit Court in and for Broward County, Florida, for the district in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

16.8  Entirety And Amendments
      This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

16.9  Severability
      If any provision of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

16.10 Multiple Counterparts
      This  Purchase   Contract  may  be  executed  in  a  number  of  identical
counterparts. If so executed, each of such counterparts is to be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one such counterparts.

16.11 Further Acts
      In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Seller and Purchaser, Seller and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds, and assurances as may be necessary to consummate the transactions contemplated hereby.

16.12 Construction
      No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument. 16.13 Confidentiality

      Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to undertake its due diligence hereunder and to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Seller's lenders, attorneys and accountants,. Any information provided by Seller to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

16.14 Time Of The Essence
      It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

16.15 Cumulative Remedies And Waiver
      No remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies herein conferred or referred, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Purchase Contract shall be established by conduct, custom, or course of dealing.

16.16 Litigation Expenses
      In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

16.17 Time Periods
      Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

16.18 Exchange
      At Seller's sole cost and expense, Seller may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Seller will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Seller's conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Seller, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Seller uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Seller hereunder shall not relieve, release or absolve Seller of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Seller shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

16.19 No Personal Liability of Officers, Trustees or directors of Seller's General Partners
      Purchaser acknowledges that this Agreement is entered into by Seller which is a California general partnership, and Purchaser agrees that no individual officer, trustee, director or representative of the general partners of Seller shall have any personal liability under this Agreement or any document executed in connection with the transactions contemplated by this Agreement.

16.20 No Exclusive Negotiations
      Seller shall have the right, at all times, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Agreement, and that Seller shall not enter into any contract or binding agreement with a third-party for the sale of the Property.

16.21 Radon
      Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient qualities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guideline have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from your county public health unit.

                                   ARTICLE 17
                            OPERATION OF THE PROPERTY

17.1 During the period of time from the Effective Date to a date which will be twelve (12) days after the Effective Date, Seller may enter into new Property Contracts and new Commercial Leases, renew existing Commercial Leases or modify, terminate or accept the surrender or forfeiture of any of the Commercial Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Commercial Lease without first obtaining the written consent of Purchaser. If Seller shall enter into a new Property Contract or a new Commercial Lease, or shall renew, modify, terminate or accept the surrender of any Commercial Lease, or modify any Property Contract during such time period, Seller shall provide Purchaser with written notice of such event and a true, correct and complete copy of any new Commercial Lease or new Property Contract, or any modification of any Commercial Lease or Property Contract within two (2) business days after executing same. From the date which will be twelve (12) days after the Effective Date through the Closing Date (assuming Purchaser does not terminate this Purchase Contract at the end of the Feasibility Period), Seller shall not enter into any new Commercial Lease or Property Contract or renew any existing Commercial Lease or modify, any Property Contract or modify, terminate or accept the surrender of any Commercial Lease or institute and prosecute any available remedies for default under any Commercial Lease without obtaining the prior written consent of Purchaser, such consent not to be unreasonably withheld, conditioned or delayed by the Purchaser.

17.2 Within three (3) business days after the date Purchaser receives a request from Seller for consent to, or approval of, any new Commercial Lease or Property Contract, or the modification, cancellation, surrender or forfeiture of any Commercial Lease or Property Contract, Purchaser shall deliver to Seller its written approval, consent or rejection (with reasons) of any such proposal, failing which Purchaser shall be deemed to have given this written consent or approval thereto.

17.3 Except as specifically set forth in this ARTICLE 17, Seller shall operate the Property after the Effective Date in the ordinary course of business, will not make any material alterations to Property or remove any of the Fixtures and Tangible Personal Property without the prior written consent of Purchaser which shall not be unreasonably withheld, denied or delayed.

                                   ARTICLE 18
              ESTOPPEL CERTIFICATES AND SUBORDINATION AGREEMENTS

      No later than five (5) business days prior to the Closing Date, Seller shall obtain and deliver to Purchaser estoppel certificates dated no earlier than thirty (30) days prior to the Closing Date (the "Estoppel Certificates") from Michael's Crafts, Doris' Market and Nutrition Depot (collectively, the "Major Tenants") and from the Tenants other than the Major Tenants which represent at least eighty percent (80%) of the remaining leased area of the Improvements (based on leasable square footage of the Improvements). Seller shall use reasonable diligence and good faith efforts to obtain each Estoppel Certificate in a form acceptable to Purchaser and its lender certified to Purchaser, its lender, and any and other parties required by Purchaser. If Seller fails to deliver the Estoppel Certificates required by this ARTICLE 18 at least five (5) days prior to the Closing Date, then Purchaser's sole remedy shall be either to: (i) terminate this Purchase Contract, or (ii) proceed to close in accordance with this Purchase Contract and waive the requirement of such Estoppel Certificates. Seller further covenants and agrees to use good faith, diligent efforts to obtain subordination and attornment agreements from each Tenant dated no later than thirty (30) days prior to the Closing Date in such form as Purchaser's lender may reasonably require.

      NOW WHEREFORE, the parties hereto have executed this Purchase Contract under seal as of the date first set forth above.

                                        Seller:

Signed, sealed and delivered            CORAL PALM PLAZA JOINT VENTURE, a
In the presence of:                     California general partnership

Witness                                 By: Century Pension Income Fund XXIII,a
                                            California limited partnership
Witness

                                        By: Fox Partners V, a California
                                            general partnership, general partner

                                        By: Fox Capital Management
                                            Corporation, general partner

                                            By:

                                            Its:

Signed, sealed and delivered            By: Century Pension Income Fund XXIV, a
in the presence of:                         California limited partnership

Witness                                     By: Fox Partners VI, a California
                                                general partnership, general
Witness                                         partner

                                            By: Fox Capital Management
                                                Corporation, general partner

                                                By:

                                                Its:

Signed, sealed and delivered              Purchaser:
in the presence of:
                                         WOOLBRIGHT DEVELOPMENT, INC., a Florida
Witness                                  corporation

Witness

                                         By:
                                              Duane J. Stiller, Its President

                             FLORIDA ACKNOWLEDGMENT

STATE OF                      )

COUNTY OF                     )



      I hereby certify on this day, before me, an officer duly authorized to administer oaths and take acknowledgments, personally appeared _________________________ and _________________________, known to me to the be the President and Secretary, respectively of WOOLBRIGHT DEVELOPMENT, INC., the corporation in whose name the foregoing instrument was executed, and that _______________ and ______________ severally acknowledged executing the same for such corporation, freely and voluntarily, under authority duly vested in them by said corporation, and that the seal affixed thereto is the true corporate seal of said corporation. (Check one) |_| Said person(s) (is) (are) personally known to me. |_| Said person(s) provided the following type of identification:

      Witness my hand and official seal in the County and State last aforesaid this _____ day of ________________________, A.D. 1999.


Notary Rubber Stamp Seal

                                          Notary Signature

                                          Printed Notary Signature

                             FLORIDA ACKNOWLEDGEMENT

STATE OF                      )

COUNTY OF                     )



      I hereby certify on this day, before me, an officer duly authorized to administer oaths and take acknowledgments, personally appeared __________________, and __________________, known to me to the be the President and Secretary, respectively of Fox Capital Management Corporation, the corporation in whose name the foregoing instrument was executed as general partner of Fox Partners V, a California general partnership, which is the general partner of Century Pension Income Fund XXIII, a California general partnership, as one of the general partners of Grantor, and as general partner of Fox Partners VI, a California general partnership, which is the general partner of Century Pension Income Fund XXIV, a California limited partnership, the other general partner of Grantor, and that ___________ and ___________ severally acknowledged executing the same for such corporation, freely and voluntarily, under authority duly vested in them by said corporation, and that the seal affixed thereto is the true corporate seal of said corporation. (Check one) |_| Said person(s) (is) (are) personally known to me. |_| Said person(s) provided the following type of identification: ______________________

--------------------------------------------.



      Witness my hand and official seal in the County and State last aforesaid this _____ day of ________________________, A.D. 1999.



Notary Rubber Stamp Seal                        Notary Signature

                                          Printed Notary Signature

                                    EXHIBIT A

                     LEGAL DESCRIPTION FOR CORAL PALM PLAZA

      All that certain land situated in Broward County, Florida described as follows:

      Parcel "A", OF RAMBLEWOOD, according to the Plat thereof, as recorded in Plat Book 76, at Page 49, of the Public Records of BROWARD County, Florida.

                                  EXHIBIT 1.1.5

                            LIST OF EXCLUDED PERMITS

                             To Be Inserted, If Any

                                  EXHIBIT 1.1.7

               LIST OF EXCLUDED PERSONAL PROPERTY OR EQUIPMENT

                             To Be Inserted, If Any

                                  EXHIBIT 3.1.1

                             FORM OF QUITCLAIM DEED

                          THIS INSTRUMENT PREPARED BY:


Address:



Property Appraisers Parcel Identification (Folio) Number(s):

Grantee(s) S.S. #(s)

      THIS QUITCLAIM DEED executed the _____ day of _______________, A.D., 1999, by WOOLBRIGHT DEVELOPMENT, INC., a corporation existing under the laws of Florida, and having its principal place of business at 4800 North Federal Highway, Suite D-108, Boca Raton, Florida 33431, first party, to CORAL PALM PLAZA JOINT VENTURE, a California general partnership, whose address is 1873 S. Bellaire Street, 17th floor, Denver, Colorado 80222, second party (wherever used herein the terms "first party" and "second party" shall include, singular and plural, all the parties to this instrument, the heirs, legal representatives, and assigns of individuals, and the successors and assigns of corporations, wherever the context so admits or requires).

      WITNESSETH, that the said first party, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration in hand paid by the said second party, the receipt whereof is hereby acknowledged, does hereby remise, release and quitclaim unto the said second party forever, all the right, title, interest, claim and demand which the said first party has in and to the following described lot, piece or parcel of land, situate, lying and being in the County of Broward, State of Florida, to wit:

      PARCEL "A" of Ramblewood, according to the Plat thereof, as recorded in Plat Book 76, at page 49, of the Public Records of Broward County, Florida.

      TO HAVE AND TO HOLD, the same together with all and singular the appurtenances thereunto belonging or in anywise appertaining, and all the estate, right, title, interest, lien, equity and claim whatsoever of said first party, either in law or in equity, to the only proper use, benefit and behalf of the said second party forever.

(Corporate        Seal) IN  WITNESS  WHEREOF,  the said  corporation  has caused these presents to be executed in its name, and its corporate seal to be hereunto affixed, by its proper officers thereunto duly authorized, this _____ day of _______________, A.D. 1999.

ATTEST                                    WOOLBRIGHT DEVELOPMENT, INC.,
                          Secretary       a Florida corporation

Signed, sealed and delivered in the presence of:      By:
                                          President (signature)


                                          Printed Name

Witness Signature

Printed Name

Witness Signature

Printed Name

STATE OF                      )

COUNTY OF                     )


      I hereby certify on this day, before me, an officer duly authorized to administer oaths and take acknowledgments, personally appeared _________________________ and _________________________, known to me to the be the President and Secretary, respectively of WOOLBRIGHT DEVELOPMENT, INC., the corporation in whose name the foregoing instrument was executed, and that _______________ and ______________ severally acknowledged executing the same for such corporation, freely and voluntarily, under authority duly vested in them by said corporation, and that the seal affixed thereto is the true corporate seal of said corporation. (Check one) |_| Said person(s) (is) (are) personally known to me. |_| Said person(s) provided the following type of identification:
_________________________________


      Witness my hand and official seal in the County and State last aforesaid this _____ day of ________________________, A.D. 1999.



Notary Rubber Stamp Seal

                                          Notary Signature

                                          Printed Notary Signature

                                  EXHIBIT 6.2.1

                           ADDITIONAL TITLE EXCEPTIONS

                                      None

                                 EXHIBIT 7.2.1.1

                          FORM OF LIMITED WARRANTY DEED

                          THIS INSTRUMENT PREPARED BY:


Address:



Property Appraisers Parcel Identification (Folio) Number(s):

Grantee(s) S.S. #(s)

      THIS SPECIAL WARRANTY DEED made and executed as of the _____ day of ____________, A.D., 1999, by CORAL PALM PLAZA JOINT VENTURE, a California general partnership, and having its principal place of business at 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222, hereinafter called the grantor, to WOOLBRIGHT DEVELOPMENT, INC., a Florida corporation, whose address is 4800 N. Federal Highway, Suite D-108, Boca Raton, Florida 33431, hereinafter called the grantee (wherever used herein the terms "grantor" and "grantee" shall include singular and plural, heirs, legal representatives, and assigns of individuals, and the successors and assigns of corporations, wherever the context so admits or requires).

      WITNESSETH, that the grantor, for and in consideration of the sum of $6,200,000.00, and other valuable considerations, receipt whereof is hereby acknowledged, by these presents does grant, bargain, sell, alien, remise, release, convey and confirm unto the grantee, all that certain land situate in Broward County, State of Florida, viz.:

      PARCEL "A" of Ramblewood, according to the Plat thereof, as recorded in Plat Book 76, at page 49, of the Public Records of Broward County, Florida.

      Together, with all the tenements, hereditaments and appurtenances thereto belonging or in anywise appertaining.

      TO HAVE AND TO HOLD, the same in fee simple forever.

      AND the grantor hereby covenants with said grantee that the grantor is lawfully seized of said land in fee simple; that it has good, right and lawful authority to sell and convey said land; that it hereby fully warrants the title to said land and will defend the same against the lawful claims of all persons claiming by, through or under grantor; and that said land is free of all encumbrances.

(Corporate        Seal) IN WITNESS  WHEREOF,  the said general  partnership  has caused these presents to be executed in its name, and the corporate seal of Fox Capital Management Corporation, as general partner of Fox Partners V, a California general partnership ("Fox V"), which is the general partner of Century
                  Pension Income Fund XXIII,  and the general partner of Century
                  Pension Income Fund XXIV, the two general partners of grantor, has been affixed hereto, by its proper officers thereunto duly authorized, the day and year first above written.

Signed,  sealed  and  delivered  in  the presence of:

                              CORAL PALM PLAZA JOINT VENTURE, a
                              California general partnership

                              By:   Century Pension Income Fund XXIII, a
Witness Name:                       California limited partnership, as
                                    general partner

Witness Name:                 By:   Fox Partners V, a California
                                    general partnership, general
                                    partner

ATTEST:                       By:   Fox Capital Management
                                    Corporation, general
 Secretary                          partner

                              By:
                              Its:


Signed,  sealed  and  delivered  in  the presence of:

                                   By:   Century Pension Income Fund XXIV, a
                                         California limited partnership, as
                                         general partner

Witness Name:                      By:   Fox Partners VI, a California
                                         general partnership, general
                                         partner

Witness Name:
                                   By:   Fox Capital Management
                                         Corporation, general
                                         partner

ATTEST:

                                    By:
Secretary                           Its:

STATE OF                      )

COUNTY OF                     )



      I hereby certify on this day, before me, an officer duly authorized to administer oaths and take acknowledgments, personally appeared __________________, and __________________, known to me to the be the President and Secretary, respectively of Fox Capital Management Corporation, the corporation in whose name the foregoing instrument was executed as general partner of Fox Partners V, a California general partnership, which is the general partner of Century Pension Income Fund XXIII, a California general partnership, as one of the general partners of Grantor, and as general partner of Fox Partners VI, a California general partnership, which is the general partner of Century Pension Income Fund XXIV, a California limited partnership, the other general partner of Grantor, and that ___________ and ___________ severally acknowledged executing the same for such corporation, freely and voluntarily, under authority duly vested in them by said corporation, and that the seal affixed thereto is the true corporate seal of said corporation. (Check one) |_| Said person(s) (is) (are) personally known to me. |_| Said person(s) provided the following type of identification: ______________________

--------------------------------------------.

      Witness my hand and official seal in the County and State last aforesaid this _____ day of ________________________, A.D. 1999.

Notary Rubber Stamp Seal                        Notary Signature

                                          Printed Notary Signature

                                   EXHIBIT "A"

                                LEGAL DESCRIPTION

                                [To Be Attached]

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

      This Bill of Sale ("Assignment") is executed by CORAL PALM PLAZA JOINT VENTURE, a California general partnership ("Seller"), in favor of WOOLBRIGHT DEVELOPMENT, INC., a Florida corporation ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of November 30, 1999 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon (collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Property" shall mean the following property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project:

a. Property Contracts. All of Seller's rights and interests in and to purchase orders, maintenance, service or utility contracts or similar contracts which relate to the ownership, maintenance, construction or repair or operation of the Project.

b. Leases. All of Seller's rights and interests in and to leases, subleases, and other occupancy agreements, whether or not of record, which provide for use or occupancy of space or facilities on or relating to the Project.

c. Licenses and Permits. All of Seller's rights and interests in and to all licenses or permits granted by governmental authorities having jurisdiction over the Project and utilized with respect to the Project.

d. Fixtures and Tangible Personal Property. All of Sellers rights and interests in and to all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property now located on the Project or in the improvements thereon and used in connection with any present or future occupation or operation of all or any part of the Project.

            The term "Property" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and (ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

      2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Property, subject to any rights of consent as provided therein.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Property and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Property.

      4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

      6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Florida.

      7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

      8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

      9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

            WITH  RESPECT  TO  ALL  MATTERS  TRANSFERRED,  WHETHER  TANGIBLE  OR
INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures and seals of the undersigned.

Dated:                  , 1999



                                       Seller:

                                       CORAL PALM PLAZA JOINT VENTURE, a
                                       California general partnership

                                       By: Century Pension Income Fund XXIII, a
                                           California limited partnership

                                       By: Fox Partners V, a California
                                           general partnership, general partner

                                       By: Fox Capital Management
                                           Corporation, general partner

                                       By:
                                       Its:

                                       By:  Century Pension Income Fund XXIV, a
                                            California limited partnership

                                       By: Fox Partners VI, a California
                                           general partnership, general
                                           partner

                                       By: Fox Capital Management
                                           Corporation, general partner

                                       By:
                                       Its:

                                       Purchaser:

                                       WOOLBRIGHT DEVELOPMENT, INC., a Florida
                                       corporation

                                       By:
                                           Duane J. Stiller, Its President

                                 Exhibit 7.2.1.3

                               GENERAL ASSIGNMENT

      This General Assignment ("Assignment") is executed by CORAL PALM PLAZA JOINT VENTURE, a California general partnership ("Seller"), in favor of WOOLBRIGHT DEVELOPMENT, INC., a Florida corporation ("Purchaser").

      Seller and Purchaser, have entered into that certain Purchase and Sale Contract and dated as of November 30, 1999 ("Purchase Contract"), in which Seller has agreed to sell and Purchaser has agreed to purchase the real property described in Exhibit "A" attached thereto and the improvements located thereon collectively, the "Project").

      Pursuant to the Purchase Contract, Seller has agreed to assign, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets (as hereinafter defined).

      NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

      1. As used herein, the term "Miscellaneous Property Assets" shall mean all contract rights, leases, concessions, warranties, plans, drawings, and other items of intangible personal property to the extent said property is owned by Seller and used in, held for use in connection with, or necessary for the operation of the Project.

            The term "Miscellaneous Property Assets" shall not include any of the foregoing: (i) to the extent the same are excluded or reserved to Seller pursuant to the Purchase Contract to which Seller and Purchaser are parties; and
(ii) to the extent that the sale or transfer thereof requires consent or approval of any third party, which consent or approval is not obtained by Seller. Nothing herein shall create a transfer or assignment of intellectual property or similar assets of Seller.

      2. Assignment. Seller hereby assigns, sells and transfers, without recourse or warranty, to Purchaser all of Seller's right, title and interest, if any, in and to the Miscellaneous Property Assets, subject to any rights of consent as provided therein.

      3. Assumption. Purchaser expressly agrees to assume and hereby assumes all liabilities and obligations of the Seller in connection with the Miscellaneous Property Assets and agrees to perform all of the covenants and obligations of Seller thereunder. Purchaser further agrees to indemnify, defend and hold Seller harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets, pertaining to acts arising on and after the date hereof. Seller further agrees to indemnify, defend and hold Purchaser harmless from and against any and all cost, loss, harm or damage which may arise in connection with the Miscellaneous Property Assets.

      4. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

      5. Attorneys' Fees. If any action or proceeding is commenced by either party to enforce its rights under this Assignment, the prevailing party in such action or proceeding shall be entitled to recover all reasonable costs and expenses incurred in such action or proceeding, including reasonable attorneys' fees and costs, in addition to any other relief awarded by the court.

      6. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Florida.

      7. Titles and Section Headings. Titles of sections and subsections contained in this Assignment are inserted for convenience of reference only, and neither form a part of this Assignment or are to be used in its construction or interpretation.

      8. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

      9. Entire Agreement; Modification. This Assignment supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may not be altered or modified without the written consent of all parties.

            WITH  RESPECT  TO  ALL  MATTERS  TRANSFERRED,  WHETHER  TANGIBLE  OR
INTANGIBLE, PERSONAL OR REAL, SELLER EXPRESSLY DISCLAIMS A WARRANTY OF MERCHANTABILITY AND WARRANTY FOR FITNESS FOR A PARTICULAR USE OR ANY OTHER WARRANTY EXPRESSED OR IMPLIED THAT MAY ARISE BY OPERATION OF LAW OR UNDER THE UNIFORM COMMERCIAL CODE FOR THE STATE IN WHICH THE PROPERTY IS LOCATED.

WITNESS the signatures and seals of the undersigned.

Dated:                       , 1999


                                       Seller:

                                       CORAL PALM PLAZA JOINT VENTURE, a
                                       California general partnership

                                       By: Century Pension Income Fund XXIII, a
                                           California limited partnership

                                       By: Fox Partners V, a California
                                           general partnership, general partner

                                       By: Fox Capital Management
                                           Corporation, general partner

                                       By:

                                       Its:

                                       By:  Century Pension Income Fund XXIV, a
                                            California limited partnership

                                              By: Fox Partners VI, a California
                                                  general partnership, general
                                                  partner

                                              By: Fox Capital Management
                                                  Corporation, general partner

                                              By:

                                              Its:

                                         Purchaser:

                                         WOOLBRIGHT DEVELOPMENT, INC., a Florida
                                         corporation

                                         By:
                                              Duane J. Stiller, Its President

                                    Exhibit B

                                ESCROW AGREEMENT

                                [To Be Attached]

                                                                         Page(s)


                                TABLE OF CONTENTS

                                                                           Page

ARTICLE 1   DEFINED TERMS...................................................2

ARTICLE 2   PURCHASE AND SALE OF PROPERTY...................................4

ARTICLE 3   PURCHASE PRICE & DEPOSIT........................................4

ARTICLE 4   FINANCING.......................................................4

ARTICLE 5   FEASIBILITY PERIOD..............................................4

ARTICLE 6   TITLE...........................................................4

ARTICLE 7   CLOSING.........................................................4

ARTICLE 8   REPRESENTATIONS, WARRANTIES AND COVENANTS OF
            SELLER AND PURCHASER............................................4

ARTICLE 9   CONDITIONS PRECEDENT TO CLOSING.................................4

ARTICLE 10  BROKERAGE.......................................................4

ARTICLE 11  POSSESSION......................................................4

ARTICLE 12  DEFAULTS AND REMEDIES...........................................4

ARTICLE 13  RISK OF LOSS OR CASUALTY........................................4

ARTICLE 14  RATIFICATION....................................................4

ARTICLE 15  EMINENT DOMAIN..................................................4

ARTICLE 16  MISCELLANEOUS...................................................4

                                                                    Exhibit 10.8

                   AMENDMENT TO PURCHASE AND SALE CONTRACT

                               (Coral Palm Plaza)

      This Amendment To Purchase and Sale Contract (this "Amendment") is entered into as of the 16th day of December, 1999, by and between CORAL PALM PLAZA JOINT VENTURE, ("Seller"), and WOOLBRIGHT DEVELOPMENT, INC., a Florida corporation ("Purchaser"), with respect to an escrow established with Chicago Title Insurance Company.

      Reference is made to that certain Purchase and Sale Contract dated as of November 30, 1999 between Purchaser and Seller (the "Contract"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

      Purchaser and Seller desire to further amend the Contract pursuant to the terms set forth below.

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Contract is hereby amended as follows:

ARTICLE 19.. Extension of Feasibility Period. Section 5.1 of the Contract is hereby amended to provide that the Feasibility Period shall end on or before
                               December 22, 1999.

 No Extension of Closing. Section 7.1.1 of the Contract is hereby amended to provide that the Closing shall occur no later than January 18, 2000, subject to the extension rights set forth in Section 7.1.2 of the Contract.

ARTICLE 20.. Counterparts. This Amendment may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

      All other terms and conditions of the Contract remain unmodified and in full force and effect.

                 [Remainder of Page Intentionally Left Blank]

      IN WITNESS WHEREOF, Seller and Purchaser have entered into this Amendment as of the date written above.

                              Seller:

                              CORAL PALM PLAZA JOINT VENTURE,
                              a California general partnership

                              By: Century Pension Income Fund XXIII,
                                  a California limited partnership

                                  By: Fox Partners V,
                                      a California general partnership,
                                      general partner

                                      By: Fox Capital Management Corporation,
                                          general partner

                                          By:
                                             Name:
                                             Title:

                              By: Century Pension Income Fund XXIV,
                                  a California limited partnership

                                  By: Fox Partners VI,
                                      a California general partnership,
                                      general partner

                                      By: Fox Capital Management Corporation,
                                          general partner

                                          By:
                                             Name:
                                             Title:

                              Purchaser:

                              WOOLBRIGHT DEVELOPMENT, INC., a Florida
                              corporation

                              By:
                                  Duane J. Stiller

                                  Its President

                                                                    Exhibit 10.9

                SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT

                               (Coral Palms Plaza)

      This Second Amendment To Purchase and Sale Contract (this "Amendment") is entered into as of the ____ day of January, 2000, by and between CORAL PALM PLAZA JOINT VENTURES, a California general partnership ("Seller"), WOOLBRIGHT DEVELOPMENT, INC., a Florida corporation ("Purchaser"), and WOOLBRIGHT CORAL PALM, LTD., a Florida limited partnership ("Assignee"), with respect an escrow established with Chicago Title Insurance Company.

      Reference is made to that certain Purchase and Sale Contract dated as of November 30, 1999 between Purchaser and Seller, as amended by that certain Amendment to Purchase and Sale Contract dated as of December 16, 1999 (collectively, the "Contract"). Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Contract.

      Purchaser, Assignee and Seller desire to further amend the Contract pursuant to the terms set forth below.

      NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Contract is hereby amended as follows:

1. Assignment by Purchaser. Purchaser hereby nominates Assignee as Purchaser under the Contract. Purchaser hereby assigns to Assignee its interests under the Contract, and Assignee hereby agrees to assume all of Purchaser's obligations and liabilities under the Contract. Seller hereby agrees to the foregoing nomination, assignment and assumption on the condition that Purchaser shall not be released from its liability and obligations under the Contract in the event of a breach of the Contract by
                                  Assignee.

ARTICLE 21.. Counterparts. This Amendment may be executed in counterparts, each of which when compiled together shall constitute one and the same original.

      All other terms and conditions of the Contract remain unmodified and in full force and effect.

                 [Remainder of page intentionally left blank]

      IN WITNESS WHEREOF, Seller, Assignee and Purchaser have entered into this Amendment as of the date written above.

                                Seller:.....

                                CORAL PALM PLAZA JOINT VENTURE, a California
v                               general partnership

                                By: Century Pension Income Fund XXIII, a
                                    California limited partnership

                                    By: Fox Partners V, a California general
                                        partnership, general partner

                                    By: Fox Capital Management Corporation,
                                        general partner

                                            By:
                                               Name:
                                               Title:




                                By:  Century Pension Income Fund XXIV, a
                                     California limited partnership

                                     By: Fox Partners VI, a California general
                                         partnership, general partner

                                         By: Fox Capital Management
                                             Corporation, general partner

                                             By:
                                                 Name:
                                                 Title:

                                    Assignee:

                                WOOLBRIGHT CORAL PALM, LTD.,
                                a Florida limited partnership

                                By:   Woolbright 2 Florida, Inc.,
                                      a Florida corporation,
                                      its general partner

                                       By:
                                          Duane J. Stiller, Its President


                                   Purchaser:

                                WOOLBRIGHT DEVELOPMENT, INC.,

                                a Florida corporation

                                By:
                                      Duane J. Stiller, Its President