Form 10QSB
period 2000-03-31
CENTURY PENSION INCOME FUND XXIII
filed 2000-05-15
CIK 764543

FORM 10-QSB--QUARTERLY OR TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                        CENTURY PENSION INCOME FUND XXIII

              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                   (in thousands)

                                 March 31, 2000

Assets

  Cash and cash equivalents                                      $  4,419
  Receivables and deposits, net of allowance for
   uncollectible amounts of $487                                      531
  Debt trustee escrow                                               8,827
  Mortgage loan receivable                                          1,000
  Investment properties                                            40,370
                                                                   55,147

Liabilities

  Accounts payable                                                     73
  Tenant security deposits                                            131
  Accrued property taxes                                              136
  Other liabilities                                                   152
  Accrued interest - note payable                                     303
  Mortgage note payable                                             6,856
  Non-recourse promissory notes:
   Principal                                                       32,776
   Interest payable                                                34,189
  Minority interest in consolidated joint venture                     478
  Estimated costs during the period of liquidation                    227
                                                                   75,321

Net liabilities in liquidation                                   $(20,174)

            See Accompanying Notes to Consolidated Financial Statements

b)

                        CENTURY PENSION INCOME FUND XXIII

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)
                        Three Months Ended March 31, 2000



     Net liabilities in liquidation at beginning of period             $(20,509)

     Changes in net liabilities in liquidation attributed to:
        Increase in cash and cash equivalents                             2,340
        Decrease in receivables and deposits                                (29)
        Increase in debt trustee escrow                                   4,082
        Decrease in investment in properties                             (6,567)
        Increase in accounts payable                                        (23)
        Decrease in tenant security deposits                                 63
        Increase in accrued property taxes                                  (35)
        Decrease in other liabilities                                       145
        Increase in accrued interest - notes payable                         (8)
        Increase in non-recourse promissory notes - interest
           payable                                                         (950)
        Decrease in minority interest in consolidated joint
           venture                                                        1,136
        Decrease in estimated costs during the period of
           liquidation                                                      181

     Net liabilities in liquidation at end of period                   $(20,174)

            See Accompanying Notes to Consolidated Financial Statements

c)

                        CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)
                        Three Months Ended March 31, 1999



     Revenues:
        Rental income                                                    $2,751
        Interest income on mortgage loans                                    13
        Other income                                                        243
           Total revenues                                                 3,007

     Expenses:
        Operating                                                           795
        General and administrative                                          286
        Depreciation                                                        634
        Interest on notes payable                                           207
        Interest to promissory note holders                               1,216
        Amortization of deferred charges                                     52
        Property taxes                                                      391
           Total expenses                                                 3,581

     Loss before minority interest in joint ventures' operations           (574)
     Minority interest in joint ventures' operations                        (75)
     Net loss                                                            $ (649)

     Net loss allocated to general partner (2%)                           $ (13)
     Net loss allocated to limited partners (98%)                          (636)
                                                                         $ (649)

     Net loss per limited partnership unit                               $(6.64)

            See Accompanying Notes to Consolidated Financial Statements

d)

                        CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)
                        Three Months Ended March 31, 1999


Cash flows from operating activities:

  Net loss                                                              $  (649)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation                                                           634
     Amortization of deferred charges and lease commissions                 117
     Minority interest in joint ventures' operations                         75
     Deferred interest on non-recourse promissory notes                     692
     Change in accounts:
       Receivables and deposits                                            (378)
       Other assets                                                        (205)
       Deferred charges                                                      11
       Accounts payable                                                     (39)
       Tenant security deposit liabilities                                   (8)
       Accrued property taxes                                              (222)
       Accrued interest on notes payable                                      8
       Accrued interest - promissory notes                                 (524)
          Net cash used in operating activities                            (488)

Cash flows from investing activities:

   Property replacements and improvements                                  (149)
   Lease commissions paid                                                  (156)
          Net cash used in investing activities                            (305)

Cash flows used in financing activities:

   Cash distributions to the general partner                                (21)

Net decrease in cash and cash equivalents                                  (814)

Cash and cash equivalents at beginning of period                         11,698
Cash and cash equivalents at end of period                              $10,884

Supplemental disclosure of cash flow information:

   Cash paid for interest - notes payable                                $  199

   Cash paid for interest - non-recourse promissory notes               $ 1,048


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

The Partnership's Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership, by a security interest in the joint venture interests held by the Partnership, and by a pledge of the note and of the deed of trust on the real properties underlying the mortgage loans made by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at 10% per annum. Portions of the interest on both the "1985 Series Notes" and the "1986 Series Notes" may be deferred, provided the Partnership makes minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") the managing general partner of the Partnership's General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full and accordingly, generate any cash for distribution. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

Included in liabilities in the statement of net liabilities in liquidation as of March 31, 2000 is approximately $227,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership and the joint ventures in which the Partnership has a controlling interest. An affiliated partnership owned the minority interest in these joint ventures. All significant inter-entity transactions and balances have been eliminated.

Note B - Transfer of Control

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses
   in 1999)                                                       $ 32      $ 30
 Reimbursement for services of affiliates
   (included in general and administrative expenses in 1999)        48        63
 Partnership management fee (included in
   general and administrative expenses in 1999)                     --        55

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $32,000 and $30,000 for the three months ended March 31, 2000 and 1999, respectively. For the Partnership's commercial properties, these services were provided by an unrelated party for the three months ended March 31, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $48,000 and $63,000 for the three months ended March 31, 2000 and 1999, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

During the three months ended March 31, 1999, the general partner received a cash distribution of approximately $21,000, which was equal to two percent of cash distributions to the Promissory Note holders prior to July 1, 1999. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee. There were no distributions during the three months ended March 31, 2000.

Note D - Sale of Investment Properties

On January 19, 2000, Coral Palm Joint Venture, a joint venture in which the Partnership has a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed during the three months ended March 31, 2000. The Partnership's share of the net sales proceeds is held by the indenture trustee.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Atlanta, Georgia. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of three business parks located in Florida, North Carolina and Texas and two shopping centers located in Kentucky and Georgia. In addition, the Partnership also owned a controlling interest in a joint venture whose property sold January 19, 2000. The Partnership also owned a controlling interest in a joint venture whose properties were sold June 1, 1999. Effective December 31, 1999, the Partnership adopted the liquidation basis of accounting (see "Note A - Basis of Presentation"). As a result, segment information is only provided for the three month period ended March 31, 1999.

Measurement of segment profit or loss:

The Partnership evaluated performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

Factors management used to identify the Partnership's reportable segments:

The Partnership's reportable segments consisted of investment properties that offered different products and services. The reportable segments were each managed separately because they provided distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

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

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's remaining investment properties consist of one apartment complex, three business parks and two shopping centers. The following table sets forth the average occupancy for each of the Partnership's investment properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Commerce Plaza                                 80%       100%
         Tampa, Florida
      Regency Centre                                100%        99%
         Lexington, Kentucky
      Highland Park III                              94%        91%
         Charlotte, North Carolina
      Interrich Plaza                               100%        96%
         Richardson, Texas
      Centre Stage Shopping Center                  100%        97%
         Norcross, Georgia
      The Enclaves                                   97%        99%
         Atlanta, Georgia

The Managing General Partner attributes the decrease in occupancy at Commerce Plaza to a major tenant vacating the property during the first quarter of 2000 when its lease expired. A portion of the space was leased to a new tenant and the Managing General Partner is actively marketing the remaining space. Occupancy at Highland Park III increased due to 3,627 square feet of space being leased to new tenants at the end of the first quarter of 1999. Occupancy at Interrich Plaza increased due to a new tenant bringing occupancy to 100% late in 1999. The Managing General Partner attributes the increase in occupancy at Centre Stage Shopping Center to 2,854 square feet of space being leased to two new tenants since March 31, 1999.

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting due to the imminent loss of its investment properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") the managing general parter of the Partnership's General Partner, contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership will terminate.

The statement of net liabilities in liquidation as of March 31, 2000, includes approximately $227,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

On January 19, 2000, Coral Palm Joint Venture, a joint venture in which the Partnership has a controlling interest, sold Coral Palm Plaza to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed during the three months ended March 31 2000. The Partnership's share of the net sales proceeds is held by the indenture trustee.

The Partnership's The Enclaves and Regency Centre are currently under contract for sale to unaffiliated third parties. These sales, which are subject to the purchasers completing their due diligence review and other customary closing conditions, are expected to close, if at all, during the second quarter of 2000. There can be no assurance, however, that these transactions will be consummated or as to what the final sales terms will be.

In addition to the Notes, the Partnership's Enclaves property is secured by mortgage indebtedness of approximately $6,856,000, which requires interest only payments with a balloon payment due in 2001.

In light of the maturity of the Notes, no distributions were made to the limited partners for the three month periods ended March 31, 2000 and 1999. In accordance with the Partnership Agreement, the General Partner received cash distributions equal to 2% of the interest payments on the nonrecourse promissory notes which amounted to approximately $21,000 during the three months ended March 31, 1999.

Capital improvements planned for each of the Partnership's properties are detailed below. Additional capital expenditures will be incurred only if cash is available from operations.

Commerce Plaza:

During the three months ended March 31, 2000, the Partnership did not complete any capital improvements at Commerce Plaza. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Regency Centre:

During the three months ended March 31, 2000, the Partnership did not complete any capital improvements at Regency Center. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Highland Park III:

During the three months ended March 31, 2000, the Partnership did not complete any capital improvements at Highland Park Commerce Center. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Interrich Plaza:

During the three months ended March 31, 2000, the Partnership did not complete any capital improvements at Interrich Plaza. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Centre Stage Shopping Center:

During the three months ended March 31, 2000, the Partnership spent approximately $1,000 in capital improvements at Centre Stage Shopping Center consisting of tenant improvements. These improvements were funded from operating cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

The Enclaves:

$99,000 has been budgeted for capital improvements for 2000 at The Enclaves Apartments consisting primarily of carpet and vinyl replacement, parking area improvements and air conditioning unit replacements. During the three months ended March 31, 2000, the Partnership spent approximately $18,000 for capital improvements consisting primarily of carpet replacement, wall covering replacements and plumbing upgrades. These improvements were funded from operating cash flow.

Coral Palm Plaza:

During the three months ended March 31, 2000, the Partnership completed approximately $29,000 of capital improvements at Coral Palm Plaza consisting of tenant improvements. These improvements were funded from cash flow. The property was sold January 19, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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