Form 10QSB
period 2000-06-30
CENTURY PENSION INCOME FUND XXIII
filed 2000-08-14
CIK 764543

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

                    For the quarterly period ended June 30, 2000


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

                                   (in thousands)

                                  June 30, 2000

Assets

  Cash and cash equivalents                                       $ 3,294
  Receivables and deposits, net of allowance for
   uncollectible amounts of $435                                    1,417
  Debt trustee escrow                                              21,014
  Investment properties                                            12,933
                                                                   38,658

Liabilities

  Accounts payable                                                     58
  Tenant security deposit liabilities                                  53
  Accrued property taxes                                              121
  Other liabilities                                                 1,320
  Non-recourse promissory notes:
   Principal                                                       28,418
   Interest payable                                                30,376
  Minority interest in consolidated joint venture                     467
  Estimated costs during the period of liquidation                    452
                                                                   61,265

Net liabilities in liquidation                                   $(22,607)


            See Accompanying Notes to Consolidated Financial Statements

b)

                        CENTURY PENSION INCOME FUND XXIII

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                   (in thousands)
                         Six Months Ended June 30, 2000

     Net liabilities in liquidation at beginning of period             $(20,509)

     Changes in net liabilities in liquidation attributed to:
        Increase in cash and cash equivalents                             1,215
        Increase in receivables and deposits                                857
        Increase in debt trustee escrow                                  16,269
        Decrease in mortgage loan receivable                             (1,000)
        Decrease in investment in properties                            (34,004)
        Increase in accounts payable                                         (8)
        Decrease in tenant security deposits                                141
        Increase in accrued property taxes                                  (20)
        Increase in other liabilities                                    (1,023)
        Decrease in accrued interest - notes payable                        295
        Decrease in mortgage note payable                                 6,856
        Decrease in non-recourse promissory notes - principal             4,358
        Decrease in non-recourse promissory notes - interest
           payable                                                        2,863
        Decrease in minority interest in consolidated joint
           venture                                                        1,147
        Increase in estimated costs during the period of
           liquidation                                                      (44)

     Net liabilities in liquidation at end of period                   $(22,607)

            See Accompanying Notes to Consolidated Financial Statements

c)

                        CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                      Three Months Ended   Six Months Ended
                                                         June 30, 1999      June 30, 1999
Revenues:
   Rental income                                            $ 2,773            $ 5,524
   Interest income on mortgage loans                             28                 41
   Other income                                                 434                677
      Total revenues                                          3,235              6,242

Expenses:
   Operating                                                    739              1,531
   General and administrative                                   246                535
   Depreciation                                                 562              1,196
   Interest on notes payable                                    207                414
   Interest to promissory note holders                        1,215              2,431
   Amortization of deferred charges                              --                 52
   Property taxes                                               373                764
   Loss on disposal of investment properties                    436                436
      Total expenses                                          3,778              7,359

Loss before minority interest in joint ventures'
   operations                                                  (543)            (1,117)
Minority interest in joint ventures' operations                  50                (25)
Net loss                                                    $  (493)           $(1,142)

Net loss allocated to general partner (2%)                   $  (10)             $ (23)
Net loss allocated to limited partners (98%)                   (483)            (1,119)
                                                            $  (493)           $(1,142)

Net loss per limited partnership unit (95,789
   units issued and outstanding)                            $ (5.04)           $(11.68)


            See Accompanying Notes to Consolidated Financial Statements

d)

                        CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)
                         Six Months Ended June 30, 1999

Cash flows from operating activities:

  Net loss                                                              $(1,142)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation                                                         1,196
     Amortization of deferred charges and lease commissions                 173
     Minority interest in joint ventures' operations                         25
     Deferred interest on non-recourse promissory notes                   1,383
     Loss on disposal of investment properties                              436
     Change in accounts:
       Receivables and deposits                                            (118)
       Other assets                                                        (299)
       Accounts payable                                                     106
       Tenant security deposit liabilities                                 (148)
       Accrued property taxes                                              (316)
       Other liabilities                                                   (146)
       Accrued interest on notes payable                                     82
          Net cash provided by operating activities                       1,232

Cash flows from investing activities:

   Property replacements and improvements                                  (270)
   Lease commissions paid                                                  (260)
   Proceeds from sale of investment properties                           14,199
          Net cash provided by investing activities                      13,669

Cash flows used in financing activities:

   Cash distributions to the general partner                                (21)

Net increase in cash and cash equivalents                                14,880

Cash and cash equivalents at beginning of period                         11,698
Cash and cash equivalents at end of period                              $26,578

Supplemental disclosure of cash flow information:

   Cash paid for interest - notes payable                                $  398

   Cash paid for interest - non-recourse promissory notes               $ 1,048


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

The Partnership's Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership, by a security interest in the joint venture interests held by the Partnership, and by a pledge of the note and of the deed of trust on the real properties underlying the mortgage loans made by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at 10% per annum. Portions of the interest on both the "1985 Series Notes" and the "1986 Series Notes" were permitted to be deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity, and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General
Partner") the Managing General Partner of the Partnership's general partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. The trustee has indicated, however, that it will extend the forebearance period to accommodate the completion of the sale of the Partnership's remaining properties pursuant to the current purchase and sale agreements. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on the proceeds received to date from sales of Partnership assets and the anticipated net proceeds from sales of the Partnership's remaining properties, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full and accordingly, generate any cash for distribution. Upon the sale or disposal of the last property (which is anticipated to occur during the second half of 2000), the Partnership is expected to terminate.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

Included in liabilities in the statement of net liabilities in liquidation as of June 30, 2000 is approximately $452,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the six month periods ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses
   in 1999)                                                       $ 65      $ 63
 Reimbursement for services of affiliates
   (included in general and administrative expenses in 1999)        32        95
 Partnership management fee (included in
   general and administrative expenses in 1999)                     --        55

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately
$65,000 and $63,000 for the six months ended June 30, 2000 and 1999, respectively. For the Partnership's commercial properties, these services were provided by an unrelated party for the six months ended June 30, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $32,000 and $95,000 for the six months ended June 30, 2000 and 1999, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

During the six months ended June 30, 1999, the general partner received a cash distribution of approximately $21,000, which was equal to two percent of cash distributions to the Promissory Note holders prior to July 1, 1999. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee. There were no distributions during the six months ended June 30, 2000.

Note D - Sale of Investment Properties

On June 29, 2000, the Partnership sold Interrich Plaza to an unaffiliated third party for net sales proceeds of approximately $1,609,000 after the payment of closing costs. The Partnership's net sales proceeds are held by the indenture trustee to be applied to the amounts due to the noteholders.

On June 8, 2000, the Partnership sold Regency Center to an unaffiliated third party for net sales proceeds of approximately $12,025,000 after the payment of closing costs. The Partnership's net sales proceeds are held by the indenture trustee to be applied to the amounts due to the noteholders.

On May 26, 2000, the Partnership sold The Enclaves Apartments to an unaffiliated third party for net sales proceeds of approximately $14,545,000 after the payment of closing costs. A portion of the proceeds were used to pay off the first mortgage encumbering the property. In addition, a $775,000 reserve was held in escrow. The remaining proceeds of approximately $6,779,000 are held by the indenture trustee to be applied to the amounts due to the noteholders.

On January 19, 2000, Coral Palm Joint Venture, a joint venture in which the Partnership has a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed during the six months ended June 30, 2000. The Partnership's share of the net sales proceeds was used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership has a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. The Partnership's share of the net sales proceeds was approximately $9,657,000 and the minority holder's share was approximately $4,545,000. Minneapolis realized a loss of approximately $433,000 on the sale. The Partnership's share of the loss on the sale was approximately $294,000 and the minority holder's share was approximately $139,000, which was allocated to the minority holder through the minority interest in joint ventures' operations. The Partnership's share of the net sales proceeds were used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

Note E - Mortgage Loans Receivable

The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994, and in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through a deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expense) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000 was reclassified as real estate in 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remained the same. As of December 31, 1999, the Partnership determined that this receivable was impaired and its value was written down approximately $137,000 to reflect its fair value at December 31, 1999 of $1,000,000. During the second quarter of 2000, the mortgager repaid this note in full. The Partnership waived its right to receive a contingent interest of 50% of the amount received in excess of the current debt upon the sale of the property in exchange for immediate full repayment.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consisted of one apartment complex located in Atlanta, Georgia. The Partnership rented apartment units to tenants for terms that are typically twelve months or less. This apartment complex was sold on May 26, 2000 (see "Note D - Sale of Investment Properties"). The commercial property segment consists of two business parks located in Florida and North Carolina and one shopping center located in Georgia. In addition, the Partnership also owned a controlling interest in a joint venture whose property was sold January 19, 2000. The Partnership also owned a controlling interest in a joint venture whose properties were sold June 1, 1999. Effective December 31, 1999, the Partnership adopted the liquidation basis of accounting (see "Note A - Basis of Presentation"). As a result, segment information is only provided for the three and six month periods ended June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

   For the Three Months Ended
          June 30, 1999            Residential    Commercial      Other       Totals

Rental income                         $  603        $ 2,170        $  --     $ 2,773
Interest income on mortgage
  loans                                   --             --           28          28
Other income                              15            125          294         434
Interest expense                         207             --        1,215       1,422
Depreciation                              88            474           --         562
General and administrative
  expense                                 --             --          246         246
Loss on disposal of investment
  properties                              --            436           --         436
Minority interest in joint
  ventures' operations                    --             50           --          50
Segment profit (loss)                     70            579       (1,142)       (493)


    For the Six Months Ended
          June 30, 1999            Residential    Commercial      Other       Totals

Rental income                        $ 1,223        $ 4,301        $  --     $ 5,524
Interest income on mortgage
  loans                                   --             --           41          41
Other income                              26            298          353         677
Interest expense                         414             --        2,431       2,845
Amortization of deferred costs            --             --           52          52
Depreciation                             175          1,021           --       1,196
General and administrative
  expense                                 --             --          535         535
Loss on disposal of investment
  properties                              --            436           --         436
Minority interest in joint
  ventures' operations                    --            (25)          --         (25)
Segment profit (loss)                    114          1,368       (2,624)     (1,142)
Total assets                           6,864         11,095       52,233      70,192
Capital expenditures for
  investment properties                   52            218           --         270

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's remaining investment properties consist of two business parks and one shopping center. The following table sets forth the average occupancy for each of the Partnership's investment properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Commerce Plaza                                 75%       100%
         Tampa, Florida
      Highland Park III                              93%        93%
         Charlotte, North Carolina
      Centre Stage Shopping Center                  100%        97%
         Norcross, Georgia

The Managing General Partner attributes the decrease in occupancy at Commerce Plaza to a major tenant vacating the property during the first quarter of 2000 when its lease expired. A portion of the space was leased to a new tenant and the Managing General Partner is actively marketing the remaining space. The Managing General Partner attributes the increase in occupancy at Centre Stage Shopping Center to 2,854 square feet of space being leased to two new tenants since June 30, 1999. The Partnership's Centre Stage Shopping Center and Commerce Plaza are currently under contract for sale to unaffiliated third parties. These sales, which are subject to the purchasers completing their due diligence review and other customary closing conditions, are expected to close, if at all, during the third quarter of 2000 at their estimated liquidation value. There can be no assurance, however, that these transactions will be consummated or as to what the final sales terms will be.

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting due to the imminent loss of its investment properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the Managing General Partner of the Partnership's general partner, contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. The trustee has indicated, however, that it will extend the forebearance period to accommodate the completion of the sale of the Partnership's remaining properties pursuant to the current purchase and sale agreements. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on the proceeds received to date from sales of Partnership assets and the anticipated net proceeds from sales of the Partnership's remaining properties, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full and accordingly, generate any cash for distribution. Upon the sale or disposal of the last property (which is anticipated to occur during the second half of 2000), the Partnership is expected to terminate.

The statement of net liabilities in liquidation as of June 30, 2000 includes approximately $452,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2000. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

On June 29, 2000, the Partnership sold Interrich Plaza to an unaffiliated third party for net sales proceeds of approximately $1,609,000 after the payment of closing costs. The Partnership's net sales proceeds are held by the indenture trustee to be applied to the amounts due to the noteholders.

On June 8, 2000, the Partnership sold Regency Center to an unaffiliated third party for net sales proceeds of approximately $12,025,000 after the payment of closing costs. The Partnership's net sales proceeds are held by the indenture trustee to be applied to the amounts due to the noteholders.

On May 26, 2000, the Partnership sold The Enclaves Apartments to an unaffiliated third party for net sales proceeds of approximately $14,545,000 after the payment of closing costs. A portion of the proceeds were used to pay off the first mortgage encumbering the property. In addition, a $775,000 reserve was held in escrow. The remaining proceeds of approximately $6,779,000 are held by the indenture trustee to be applied to the amounts due to the noteholders.

On January 19, 2000, Coral Palm Joint Venture, a joint venture in which the Partnership has a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed during the six months ended June 30, 2000. The Partnership's share of the net sales proceeds was used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership has a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. The Partnership's share of the net sales proceeds was approximately $9,657,000 and the minority holder's share was approximately $4,545,000. Minneapolis realized a loss of approximately $433,000 on the sale. The Partnership's share of the loss on the sale was approximately $294,000 and the minority holder's share was approximately $139,000, which was allocated to the minority holder through the minority interest in joint ventures' operations. The Partnership's share of the net sales proceeds were used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

The Partnership's Centre Stage Shopping Center and Commerce Plaza are currently under contract for sale to unaffiliated third parties. These sales, which are subject to the purchasers completing their due diligence review and other customary closing conditions, are expected to close, if at all, during the third quarter of 2000 at their estimated liquidation value. There can be no assurance, however, that these transactions will be consummated or as to what the final sales terms will be.

The Partnership entered into various agreements with the borrowers on two of the Partnership's second mortgage loans receivable which were cross collateralized and in default. The properties are located in Irvine ("Irvine") and Costa Mesa, California ("Costa Mesa"). The borrower on the Irvine property had terminated payments on the mortgage loan receivable in October 1994, and in January 1995, a court appointed receiver was placed on the Irvine property. As a result, on April 20, 1995, the Partnership acquired the Irvine property through a deed in lieu of foreclosure and satisfied the existing first mortgage encumbering the property in the principal amount (including expense) of approximately $1,114,000. On May 31, 1995, the receiver on the Irvine property was dismissed. The Partnership commenced operating the property on June 1, 1995. The mortgage loan receivable, net of the previously recorded provision for impairment of value of $1,250,000 was reclassified as real estate in 1995. The mortgagor of the Costa Mesa property assumed $400,000 of the principal amount of the debt encumbering the Irvine property resulting in an aggregate outstanding principal balance of $1,137,000. The Partnership extended the maturity date of the loan on the Costa Mesa property to March 31, 2000. Monthly payments to the Partnership remained the same. As of December 31, 1999, the Partnership determined that this receivable was impaired and its value was written down approximately $137,000 to reflect its fair value at December 31, 1999 of $1,000,000. During the second quarter of 2000, the mortgager repaid this note in full. The Partnership waived its right to receive a contingent interest of 50% of the amount received in excess of the current debt upon the sale of the property in exchange for immediate full repayment.

In light of the maturity of the Notes, no distributions were made to the limited partners for the six month periods ended June 30, 2000 and 1999. In accordance with the Partnership Agreement, the General Partner received cash distributions equal to 2% of the interest payments on the nonrecourse promissory notes which amounted to approximately $21,000 during the six months ended June 30, 1999.

The following is a general description of the tax consequences that my result to a limited partner upon the sale of the Partnership's remaining properties. Each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. The taxable gain and income resulting from the sale of the Partnership's properties will pass through to the limited partners, and will likely result in income tax liability to the limited partners without any distribution of cash from the Partnership.

Capital improvements planned for each of the Partnership's properties are detailed below. Additional capital expenditures will be incurred only if cash is available from operations.

Commerce Plaza:

During the six months ended June 30, 2000, the Partnership spent approximately $30,000 in capital improvements at Commerce Plaza consisting of tenant improvements. The improvements were funded from operating cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Regency Centre:

During the six months ended June 30, 2000, the Partnership did not complete any capital improvements at Regency Center. This property was sold June 8, 2000.

Highland Park III:

During the six months ended June 30, 2000, the Partnership did not complete any capital improvements at Highland Park Commerce Center. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

Interrich Plaza:

During the six months ended June 30, 2000, the Partnership  spent  approximately
$9,000  in  capital   improvements  at  Interrich  Plaza  consisting  of  tenant improvements. This property was sold June 29, 2000.

Centre Stage Shopping Center:

During the six months ended June 30, 2000, the Partnership spent approximately $17,000 in capital improvements at Centre Stage Shopping Center consisting of tenant improvements. These improvements were funded from operating cash flow. The Partnership has not budgeted capital improvements for 2000 since it anticipates selling this property in 2000.

The Enclaves:

During the six months ended June 30, 2000, the Partnership spent approximately $55,000 for capital improvements consisting primarily of carpet replacement, plumbing upgrades, and wall covering replacements. These improvements were funded from operating cash flow. This property was sold May 26, 2000.

Coral Palm Plaza:

During the period January 1, 2000 through January 19, 2000, the Partnership completed approximately $29,000 of capital improvements at Coral Palm Plaza consisting of tenant improvements. These improvements were funded from operating cash flow. The property was sold January 19, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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