Form 10QSB
period 2000-09-30
CENTURY PENSION INCOME FUND XXIII
filed 2000-11-14
CIK 764543

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

                 For the quarterly period ended September 30, 2000


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
                                   (in thousands)

                               September 30, 2000



Assets
  Cash and cash equivalents                                      $  1,793
  Receivables and deposits, net of allowance for
   uncollectible amounts of $289                                    1,280
  Debt trustee escrow                                               2,052
  Investment properties                                            12,933
                                                                   18,058
Liabilities
  Accounts payable                                                     33
  Tenant security deposit liabilities                                  49
  Accrued property taxes                                              182
  Other liabilities                                                 1,111
  Non-recourse promissory notes:
   Principal                                                       18,516
   Interest payable                                                20,328
  Minority interest in consolidated joint venture                     214
  Estimated costs during the period of liquidation                    853
                                                                   41,286

Net liabilities in liquidation                                   $(23,228)


            See Accompanying Notes to Consolidated Financial Statements

b)

                        CENTURY PENSION INCOME FUND XXIII

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)
                      Nine Months Ended September 30, 2000




     Net liabilities in liquidation at beginning of period             $(20,509)

     Changes in net liabilities in liquidation attributed to:
        Decrease in cash and cash equivalents                              (286)
        Increase in receivables and deposits                                720
        Decrease in debt trustee escrow                                  (2,693)
        Decrease in mortgage loan receivable                             (1,000)
        Decrease in investment in properties                            (34,004)
        Decrease in accounts payable                                         17
        Decrease in tenant security deposits                                145
        Increase in accrued property taxes                                  (81)
        Increase in other liabilities                                      (814)
        Decrease in accrued interest - notes payable                        295
        Decrease in mortgage note payable                                 6,856
        Decrease in non-recourse promissory notes - principal            14,260
        Decrease in non-recourse promissory notes - interest
           payable                                                       12,911
        Decrease in minority interest in consolidated joint
           venture                                                        1,400
        Increase in estimated costs during the period of
           liquidation                                                     (445)

     Net liabilities in liquidation at end of period                   $(23,228)

            See Accompanying Notes to Consolidated Financial Statements

c)

                        CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                       Three Months Ended   Nine Months Ended
                                                       September 30, 1999  September 30, 1999
Revenues:
   Rental income                                             $ 2,051             $ 7,575
   Interest income on mortgage loans                              20                  61
   Other income                                                  259                 936
         Total revenues                                        2,330               8,572

Expenses:
   Operating                                                     530               2,061
   General and administrative                                    649               1,184
   Depreciation                                                  460               1,656
   Interest on notes payable                                     206                 620
   Interest to promissory note holders                         1,216               3,647
   Amortization of deferred charges                               --                  52
   Property taxes                                                174                 938
   Gain (loss) on disposal of investment properties               (3)                433
         Total expenses                                        3,232              10,591

Loss before minority interest in joint ventures'
   operations                                                   (902)             (2,019)
Minority interest in joint ventures' operations                 (124)               (149)
Net loss                                                     $(1,026)            $(2,168)

Net loss allocated to general partner (2%)                    $  (21)              $ (43)
Net loss allocated to limited partners (98%)                  (1,005)             (2,125)
                                                             $(1,026)            $(2,168)

Net loss per limited partnership unit (95,789
   units issued and outstanding)                             $(10.49)            $(22.18)

            See Accompanying Notes to Consolidated Financial Statements

d)

                        CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                      Nine Months Ended September 30, 1999


Cash flows from operating activities:
  Net loss                                                             $ (2,168)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation                                                         1,656
     Amortization of deferred charges and lease commissions                 217
     Minority interest in joint ventures' operations                        149
     Deferred interest on non-recourse promissory notes                   2,075
     Loss on disposal of investment properties                              433
     Change in accounts:
       Receivables and deposits                                              80
       Other assets                                                        (230)
       Accounts payable                                                      (7)
       Tenant security deposit liabilities                                 (106)
       Accrued property taxes                                              (122)
       Due to general partner                                               397
       Indenture trustee escrow                                          (1,000)
       Other liabilities                                                   (173)
       Accrued interest on promissory notes                                 525
       Accrued interest on mortgage note payable                             90
          Net cash provided by operating activities                       1,816

Cash flows from investing activities:
   Property replacements and improvements                                  (320)
   Lease commissions paid                                                  (252)
   Distribution to minority interest holder                              (5,901)
   Proceeds from sale of investment properties                           14,202
          Net cash provided by investing activities                       7,729

Cash flows from financing activities:
   Payment of deferred interest on promissory notes                      (8,657)
   Cash distributions to the general partner                                (21)
   Payment on non-recourse promissory notes                              (9,163)
          Net cash used in financing activities                         (17,841)

Net decrease in cash and cash equivalents                                (8,296)

Cash and cash equivalents at beginning of period                         11,698
Cash and cash equivalents at end of period                              $ 3,402

Supplemental disclosure of cash flow information:
   Cash paid for interest - notes payable                                $  596

   Cash paid for interest - non-recourse promissory notes               $ 9,705


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

The Partnership's Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership, by a security interest in the joint venture interests held by the Partnership, and by a pledge of the note and of the deed of trust on the real properties underlying the mortgage loans made by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at 10% per annum. Portions of the interest on both the "1985 Series Notes" and the "1986 Series Notes" were permitted to be deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity, and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the Managing General Partner of the Partnership's general partner, contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999, the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. The trustee has indicated, however, that it will extend the forebearance period to accommodate the completion of the sale of the Partnership's remaining properties, one of which is currently under contract for sale and two of which are being marketed for sale. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on the proceeds received to date from sales of Partnership assets and the anticipated net proceeds from sales of the Partnership's remaining properties, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full and accordingly, generate any cash for distribution. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the consolidated financial statements.

Included in liabilities in the consolidated statement of net liabilities in liquidation as of September 30, 2000 is approximately $853,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by April 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were incurred during the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses
   in 1999)                                                       $ 65      $ 94
 Reimbursement for services of affiliates
   (included in general and administrative expenses in 1999)        35       153
 Partnership management fee (included in
   general and administrative expenses in 1999)                     --       452

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $94,000 for the nine months ended September 30, 2000 and 1999, respectively. On May 26, 2000, the residential property was sold (see "Note D"). For the Partnership's commercial properties, these services were provided by an unrelated party for the nine months ended September 30, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $35,000 and $153,000 for the nine months ended September 30, 2000 and 1999, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

During the nine months ended September 30, 1999, the general partner received a cash distribution of approximately $21,000, which was equal to two percent of cash distributions to the Promissory Note holders prior to July 1, 1999. The partnership management fee and partnership management incentive are limited by the Partnership Agreement to ten percent of cash available for distribution before interest payments to the Promissory Note holders and the partnership management fee. During the nine months ended September 30, 1999, the general partner received a Partnership management fee of approximately $452,000. There were no distributions during the nine months ended September 30, 2000.

Note D - Sale of Investment Properties

On June 29, 2000, the Partnership sold Interrich Plaza to an unaffiliated third party for net sales proceeds of approximately $1,609,000 after the payment of closing costs. The Partnership's net sales proceeds were paid to the indenture trustee to be applied to the amounts due to the noteholders.

On June 8, 2000, the Partnership sold Regency Center to an unaffiliated third party for net sales proceeds of approximately $12,025,000 after the payment of closing costs. The Partnership's net sales proceeds were paid to the indenture trustee to be applied to the amounts due to the noteholders.

On May 26, 2000, the Partnership sold The Enclaves Apartments to an unaffiliated third party for net sales proceeds of approximately $14,545,000 after the payment of closing costs. A portion of the proceeds were used to pay off the first mortgage encumbering the property. In addition, a $775,000 reserve was held in escrow. The remaining proceeds of approximately $6,779,000 were paid to the indenture trustee to be applied to the amounts due to the noteholders.

On January 19, 2000, Coral Palm Joint Venture, a joint venture in which the Partnership has a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed during the nine months ended September 30, 2000. The Partnership's share of the net sales proceeds was used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

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

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consisted of one apartment complex located in Atlanta, Georgia. The Partnership rented apartment units to tenants for terms that are typically twelve months or less. This apartment complex was sold on May 26, 2000 (see "Note D - Sale of Investment Properties"). The commercial property segment consists of two business parks located in Florida and North Carolina and one shopping center located in Georgia. In addition, the Partnership also owned a controlling interest in a joint venture whose property was sold January 19, 2000. The Partnership also owned a controlling interest in a joint venture whose properties were sold June 1, 1999. Effective December 31, 1999, the Partnership adopted the liquidation basis of accounting (see "Note A - Basis of Presentation"). As a result, segment information is only provided for the three and nine month periods ended September 30, 1999.

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

Segment information for the three and nine month periods ended September 30, 1999, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

   For the Three Months Ended
       September 30, 1999          Residential    Commercial      Other       Totals

Rental income                         $  621         $ 1,430        $ --      $ 2,051
Interest income on mortgage
  loans                                   --             --           20          20
Other income                              10              8          241         259
Interest expense                         206             --        1,216       1,422
Depreciation                              91            369           --         460
General and administrative
  expense                                 --             --          649         649
Gain on disposal of investment
  properties                              --              3           --           3
Minority interest in joint
  ventures' operations                    --           (124)          --        (124)
Segment profit (loss)                     94            484       (1,604)     (1,026)


    For the Nine Months Ended
       September 30, 1999          Residential    Commercial      Other       Totals

Rental income                        $ 1,844        $ 5,731        $  --     $ 7,575
Interest income on mortgage
  loans                                   --             --           61          61
Other income                              36            306          594         936
Interest expense                         620             --        3,647       4,267
Amortization of deferred costs            --             --           52          52
Depreciation                             266          1,390           --       1,656
General and administrative
  expense                                 --             --        1,184       1,184
Loss on disposal of investment
  properties                              --           (433)          --        (433)
Minority interest in joint
  ventures' operations                    --           (149)          --        (149)
Segment profit (loss)                    208          1,852       (4,228)     (2,168)
Total assets                           8,965         33,212        5,110      47,287
Capital expenditures for
  investment properties                   98            222           --         320

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's remaining investment properties consist of two business parks and one shopping center. The following table sets forth the average occupancy for each of the Partnership's investment properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy
      Property                                      2000       1999

      Commerce Plaza                                 73%       100%
         Tampa, Florida
      Highland Park III                              92%        94%
         Charlotte, North Carolina
      Centre Stage Shopping Center                   99%        97%
         Norcross, Georgia

The Managing General Partner attributes the decrease in occupancy at Commerce Plaza to a major tenant vacating the property during the first quarter of 2000 when its lease expired. A portion of the space was leased to a new tenant and the Managing General Partner is actively marketing the remaining space. The Partnership's Centre Stage Shopping Center is currently under contract for sale to an unaffiliated third party. This sale, which is subject to the purchaser's completing its due diligence review and other customary closing conditions, is expected to close, if at all, during the fourth quarter of 2000 at its estimated liquidation value. There can be no assurance, however, that this transaction will be consummated or as to what the final sales terms will be. The Partnership's Highland Park III and Commerce Plaza are being marketed for sale.

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting due to the imminent loss of its investment properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the Managing General Partner of the Partnership's general partner, contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. The trustee has indicated, however, that it will extend the forebearance period to accommodate the completion of the sale of the Partnership's remaining properties, one of which is currently under contract for sale and two of which are being marketed for sale. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. Based on the proceeds received to date from sales of Partnership assets and the anticipated net proceeds from sales of the Partnership's remaining properties, it is unlikely that the sale of the
Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full and accordingly, generate any cash for distribution. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

The statement of net liabilities in liquidation as of September 30, 2000 includes approximately $853,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by April 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

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

On January 19, 2000, Coral Palm Joint Venture, a joint venture in which the Partnership has a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed during the nine months ended September 30, 2000. The Partnership's share of the net sales proceeds was used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

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

The Partnership's Centre Stage Shopping Center is currently under contract for sale to an unaffiliated third party. This sale, which is subject to the purchasers completing their due diligence review and other customary closing conditions, is expected to close, if at all, during the fourth quarter of 2000 at their estimated liquidation value. There can be no assurance, however, that this transaction will be consummated or as to what the final sale terms will be. The Partnership's Highland Park III and Commerce Plaza are being marketed for sale.

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

In light of the maturity of the Notes, no distributions were made to the limited partners for the nine month periods ended September 30, 2000 and 1999. In accordance with the Partnership Agreement, the General Partner received cash distributions equal to 2% of the interest payments on the nonrecourse promissory notes which amounted to approximately $21,000 during the nine months ended September 30, 1999.

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

Capital improvements for each of the Partnership's properties are detailed below. Additional capital expenditures will be incurred only if cash is available from operations.

Commerce Plaza:

During the nine months ended September 30, 2000, the Partnership spent approximately $71,000 in capital improvements at Commerce Plaza consisting of tenant improvements. The improvements were funded from operating cash flow. The Partnership has not budgeted capital improvements for 2000 but will make capital improvements as they are needed.

Regency Centre:

During the nine months ended September 30, 2000, the Partnership did not complete any capital improvements at Regency Center. This property was sold June 8, 2000.

Highland Park III:

During the nine months ended September 30, 2000, the Partnership did not complete any capital improvements at Highland Park Commerce Center. The Partnership has not budgeted capital improvements for 2000 but will make capital improvements as they are needed.

Interrich Plaza:

During the nine months ended September 30, 2000, the Partnership spent approximately $9,000 in capital improvements at Interrich Plaza consisting of tenant improvements. This property was sold June 29, 2000.

Centre Stage Shopping Center:

During the nine months ended September 30, 2000, the Partnership spent approximately $9,000 in capital improvements at Centre Stage Shopping Center consisting of tenant improvements. These improvements were funded from operating cash flow. The Partnership has not budgeted capital improvements for 2000 but will make capital improvements as they are needed.

The Enclaves:

During the nine months ended September 30, 2000, the Partnership spent approximately $55,000 for capital improvements consisting primarily of carpet replacement, plumbing upgrades, and wall covering replacements. These improvements were funded from operating cash flow. This property was sold May 26, 2000.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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