Form 10KSB
period 2000-12-31
CENTURY PENSION INCOME FUND XXIII
filed 2001-04-02
CIK 764543

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  N/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Pension Income Fund XXIII (the "Registrant" or "Partnership") was organized in June 1984 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners V, a California general partnership, is the general partner of the Registrant. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI") are the general partners of Fox Partners V. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II"). The Managing General Partner and NPI Equity II are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly-traded real estate investment trust (see "Transfer of Control" below).

Beginning in July 1985 through December 1986, the Partnership offered $50,000,000 in Individual Investor Units and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). The Partnership sold Individual Investor Units and Pension Investor Notes of $47,894,500 and $41,939,000, respectively. The net proceeds of this offering were originally used to acquire interests in five business parks and two shopping centers and to fund eight mortgage loans. The principal business of the Partnership is and has been to hold for investment and ultimately sell income-producing properties, and to service and ultimately collect or dispose of mortgage loans on income-producing properties. The Partnership presently owns two business parks. The Partnership also owned a 66 2/3% joint venture interest in one other commercial property which was sold in January 2000. Four properties in which the Partnership held an interest were sold in 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operations" for further details). See "Item
2. Description of Properties" for a description of the Partnership's investment properties.

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

The Partnership has no employees. An affiliate of the Managing General Partner provided management services for the Partnership's residential investment property  which  was  sold  in May  2000.  With  respect  to  the  Partnership's commercial properties, property management services are performed by an unaffiliated third party management company. See "Item 7. Financial Statements - Note E" for additional information.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the commercial space owned by the Registrant and the rents that may be charged for such commercial space. The Managing General Partner is not a significant factor in the commercial property business.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operations".

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                     Date of
Property                             Purchase   Type of Ownership (1)        Use

Commerce Plaza                         3/86    Fee ownership           Business Park
  Tampa, Florida                                                       83,000 sq. ft.

Highland Park Commerce Center III      9/86    Fee ownership           Business Park
  Charlotte, North Carolina                                            66,000 sq. ft.

(1) The Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership.

The Partnership also held a mortgage loan on real property. See "Item 7. Financial Statements - Note F" for information regarding this loan.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                             Carrying     Accumulated                        Federal
Property                      Value     Depreciation (1)   Rate  Method     Tax Basis
                                   (in thousands)                         (in thousands)
Commerce Plaza               $ 2,350          $ --         5-39    S/L       $ 3,155
Highland Park III              2,992            --         5-39    S/L         2,539

           Total             $ 5,342          $ --                           $ 5,694

(1) As a result of adopting the liquidation basis of accounting, the gross carrying values of the properties were adjusted to their net realizable value and will not be depreciated further.

See "Item 7. Financial Statements - Note B" for a description of the Partnership's former depreciation policy.

Schedule of Property Indebtedness

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for the property:

                                            Average Annual                Average
                                             Rental Rates                Occupancy
Property                                2000              1999         2000     1999

Commerce Plaza                      $ 8.55/sq.ft.    $ 9.01/sq.ft.      72%     100%
Highland Park III                     9.18/sq.ft.      9.21/sq.ft.      92%      94%

The Managing General Partner attributes the decrease in occupancy at Commerce Plaza to a major tenant vacating the property during the first quarter of 2000 when its lease expired. A portion of the space was leased to a new tenant and the Managing General Partner is actively marketing the remaining space. The Partnership's Highland Park III and Commerce Plaza are being marketed for sale.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other similar properties in the area. The Managing General Partner believes that all of the properties are adequately insured. The commercial lease terms vary as set forth below. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See the following disclosures regarding tenants that occupy 10% or more of the commercial space.

Schedule of Lease Expirations for 2001-2010

                         Number of        Square          Annual         % of Gross
                        Expirations        Feet            Rent         Annual Rent
                                                      (in thousands)
Commerce Plaza
2001                         0                --           $ --              --
2002                         1             6,889              62           12.6%
2003                         2            11,170             155           31.5%
2004                         1            39,300             275           55.9%
2005-2010                    0                --              --             --

Highland Park III
2001                         6            18,697             171           31.0%
2002                         7            23,282             234           42.4%
2003                         2             2,444              28            5.1%
2004                         1            13,154             118           21.5%
2005-2010                    0                --              --             --

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property at December 31, 2000:

                                   Square          Expiration       Annual Rent Per
                                  Footage           of Lease          Square Foot
Commerce Plaza
 Accounting Services               39,300           01/31/04             $ 6.96
 Government Agency                  9,523           09/30/03              14.28

Highland Park III
 Bank                              13,154           03/31/04               9.00
 Marketing                          6,788           04/30/01               7.56
 Construction                       7,027           04/05/02               8.88

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                                 2000            2000
                                                Billing          Rate
Property                                    (in thousands)

Commerce Plaza                                   $ 86            2.45%
Highland Park III                                  50            1.20%

Capital Improvements

Commerce Plaza

As of December 31, 2000, the Partnership spent approximately $54,000 in capital improvements at Commerce Plaza consisting primarily of tenant improvements and building improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2001 since it anticipates selling this property in 2001.

Highland Park III

As of December 31, 2000, the Partnership spent approximately $5,000 in capital improvements at Highland Park Commerce Center consisting of tenant improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2001 since it anticipates selling this property in 2001.

Regency Centre

As of December 31, 2000, the Partnership did not complete any capital improvements at Regency Centre. This property was sold June 8, 2000.

Interrich Plaza

As of December 31, 2000, the Partnership spent approximately $10,000 in capital improvements at Interrich Plaza consisting of tenant improvements. These improvements were funded from cash flow. This property was sold June 29, 2000.

Centre Stage

As of December 31, 2000, the Partnership spent approximately $9,000 in capital improvements at Centre Stage Shopping Center consisting of tenant improvements. These improvements were funded from cash flow. This property was sold November 16, 2000.

The Enclaves

As of December 31, 2000, the Partnership spent approximately $55,000 in capital improvements at The Enclaves consisting primarily of carpet and vinyl replacement, plumbing upgrades, and wall covering replacements. These improvements were funded from cash flow. This property was sold May 26, 2000.

Coral Palm Plaza

As of December 31, 2000, the Partnership completed approximately $29,000 in capital expenditures at Coral Palm Plaza consisting of tenant improvements. These improvements were funded from cash flow. The property was sold January 19, 2000.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 95,789 Individual Investor Units during its offering period through December 1986. As of December 31, 2000, the number of holders of Individual Investor Units was 2,985. An affiliate of the Managing General Partner owned 52 units or 0.05%, as of December 31, 2000. Affiliates of the Managing General Partner also own 5,410 (8.09%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,585 (9.34%) of the Partnership's 1986 Non-Recourse Promissory Notes. No public trading market has developed for Individual Investor Units or Pension Investor Units, and it is not anticipated such a market will develop in the future.

No distributions were made to the limited partners during the years ended December 31, 2000 or 1999. A cash distribution of approximately $21,000 was paid to the general partner during February 1999.

Item 6.     Management's Discussion and Analysis or Plan of Operations

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting due to the imminent loss of its investment properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership will terminate.

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

The statement of net liabilities in liquidation as of December 31, 2000 includes approximately $787,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extend beyond the projected period.

On November 16, 2000, the Partnership sold Centre Stage to an unaffiliated third party for net sales proceeds of approximately $6,989,000 after the payment of closing costs. The Partnership's share of the net sales proceeds were paid to the indenture trustee to be applied to the amounts due to the noteholders.

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

On January 19, 2000, Coral Palm Joint Venture, a joint venture in which the Partnership had a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed during the year ended December 31, 2000. The Partnership's share of the net sales proceeds was used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

On December 7, 1999, the Partnership sold Medtronics to an unaffiliated third party for net sales proceeds of approximately $2,688,000 after payment of closing costs. The Partnership realized a gain on the sale of approximately $1,109,000.

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership had a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center, to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $9,657,000 and the minority holder's share is approximately $4,545,000, which was distributed subsequent to September 30, 1999. Minneapolis realized a loss of approximately $433,000 on the sale. The Partnership's share of the loss on the sale is approximately $294,000 and the minority holder's share was approximately $139,000, which was allocated to the minority holder through the minority interest in joint ventures' operations.

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

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2000 or 1999. In accordance with the Partnership's agreement of limited partnership, the General Partner received cash distributions equal to 2% of the interest payments on the Nonrecourse Promissory Notes which amounted to approximately $21,000 during the year ended December 31, 1999.

The following is a general description of the tax consequences that may result to a limited partner upon the sale of the Partnership's remaining properties. Each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. The taxable gain and income resulting from the sale of the Partnership's properties will pass through to the limited partners, and will likely result in income tax liability to the limited partners without any distribution of cash from the Partnership.

Item 7.     Financial Statements

CENTURY PENSION INCOME FUND XXIII

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statement of Net Liabilities in Liquidation - December 31, 2000

Consolidated Statement of Changes in Net Liabilities in Liquidation - Year ended December 31, 2000

Consolidated Statement of Operations - Year ended December 31, 1999

Consolidated Statement of Changes in Partners' Deficit/Net Liabilities in Liquidation for year ended December 31, 1999

Consolidated Statement of Cash Flows - Year ended December 31, 1999

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Pension Income Fund XXIII


We have audited the accompanying consolidated statement of net liabilities in liquidation of Century Pension Income Fund XXIII as of December 31, 2000 and the related consolidated statement of changes in net liabilities in liquidation for the year then ended. In addition, we have audited the consolidated statements of operations, changes in partners' deficit/net liabilities in liquidation, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note A, due to the imminent disposal of its investment properties, the Managing General Partner has decided, effective December 31, 1999, to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of December 31, 1999 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Century Pension Income Fund XXIII at December 31, 2000, the consolidated changes in net liabilities in liquidation for the year ended December 31, 2000 and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                         CENTURY PENSION INCOME FUND XXIII
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                                December 31, 2000



Assets
  Cash and cash equivalents                                            $ 1,170
  Receivables and deposits, net of allowance for
   uncollectible amounts of $304                                           895
  Debt trustee escrow                                                      720
  Investment properties                                                  5,342
                                                                         8,127
Liabilities
  Accounts payable                                                          69
  Tenant security deposit liabilities                                       23
  Accrued property taxes                                                    50
  Other liabilities                                                      1,011
  Non-recourse promissory notes (Note A)
   Principal                                                            13,983
   Interest payable                                                     15,784
  Minority interest in consolidated joint venture                          168
  Estimated costs during the period of liquidation
   (Note A)                                                                787
                                                                        31,875

Net liabilities in liquidation                                        $(23,748)

           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                          Year ended December 31, 2000




     Net liabilities in liquidation at beginning of period             $(20,509)

     Changes in net liabilities in liquidation attributed to:
        Decrease in cash and cash equivalents                              (909)
        Increase in receivables and deposits                                335
        Decrease in debt trustee escrow                                  (4,025)
        Decrease in mortgage loan receivable                             (1,000)
        Decrease in investment in properties                            (41,595)
        Increase in accounts payable                                        (19)
        Decrease in tenant security deposits                                171
        Decrease in accrued property taxes                                   51
        Increase in other liabilities                                      (714)
        Decrease in accrued interest - notes payable                        295
        Decrease in mortgage note payable                                 6,856
        Decrease in non-recourse promissory notes - principal            18,793
        Decrease in non-recourse promissory notes - interest
           payable                                                       17,455
        Decrease in minority interest in consolidated joint
           venture                                                        1,446
        Increase in estimated costs during the period of
           liquidation                                                     (379)

     Net liabilities in liquidation at end of period                   $(23,748)

           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENT OF OPERATIONS
                          (in thousands, except unit data)

                          Year ended December 31, 1999

Revenues:
  Rental income                                                      $ 9,115
  Interest income on mortgage loans                                       81
  Other income                                                           671
  Net gain on sale of investment properties                              676
      Total revenues                                                  10,543

Expenses:
  Operating                                                            2,839
  General and administrative                                           1,896
  Depreciation                                                         2,126
  Interest on notes payable                                              827
  Interest to promissory note holders                                  4,553
  Property taxes                                                       1,121
  Provision for impairment of value (Note F)                             137
      Total expenses                                                  13,499

Loss before minority interest in joint ventures'
  operations                                                          (2,956)

Minority interest in joint ventures' operations                          (48)
Net loss                                                             $(3,004)

Net income allocated to general partner                              $    61

Net loss allocated to limited partners                                (3,065)

                                                                     $(3,004)

Net loss per limited partnership unit                                $(32.00)

           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'
                     DEFICIT/NET LIABILITIES IN LIQUIDATION
                          (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners      Total

Original capital contributions           95,789        $ 958     $ 47,894     $ 48,852

Partners' deficit at
   December 31, 1998                     95,789        (1,387)    (24,886)     (26,273)

Distributions to the
   general partner                           --           (21)         --          (21)

Net income (loss) for the year
   ended December 31, 1999                   --            61      (3,065)      (3,004)

Partners' deficit at
   December 31, 1999                     95,789      $ (1,347)   $(27,951)     (29,298)

Adjustment to liquidation basis
   (Notes A and C)                                                               8,789

Net liabilities in liquidation
   at December 31, 1999                                                       $(20,509)

           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in thousands)

                          Year ended December 31, 1999

Cash flows from operating activities:
  Net loss                                                              $(3,004)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                         2,126
     Amortization of deferred charges and lease
      commissions                                                           298
     Provision for doubtful receivables                                     265
     Gain on sale of investment properties                                 (676)
     Provision for impairment of value                                      137
     Minority interest in joint ventures'
      operations                                                             48
     Changes in accounts:
      Receivables and deposits                                              874
      Other assets                                                          (32)
      Debt trustee escrow                                                (4,745)
      Deferred charges                                                      142
      Accounts payable                                                       10
      Accrued interest on promissory notes                               (1,048)
      Tenant security deposit liabilities                                  (148)
      Accrued property taxes                                               (574)
      Other liabilities                                                     (45)
      Deferred interest                                                  (4,103)
      Accrued interest on mortgage note payable                              98
         Net cash used in operating activities                          (10,377)

Cash flows from investing activities:
  Property improvements and replacements                                   (422)
  Lease commissions paid                                                   (231)
  Proceeds from sale of investment properties                            16,890
  Distributions to minority interest holder                              (6,295)
         Net cash provided by investing activities                        9,942

Cash flows from financing activities:
  Payment on non-recourse promissory notes                               (9,163)
  Distribution to the general partner                                       (21)
         Net cash used in financing activities                           (9,184)

Net decrease in cash and cash equivalents                                (9,619)
Cash and cash equivalents at beginning of period                         11,698
Cash and cash equivalents at end of period                              $ 2,079

Supplemental disclosure of cash flow information:
  Cash paid for interest - notes payable                                $   795

           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

                     Notes to Consolidated Financial Statements

                                December 31, 2000


Note A - Basis of Presentation

As of December 31, 1999, Century Pension Income Fund XXIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent sale of its investment properties.

The Partnership's Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. During 1999 and 2000, the Partnership sold all but two of its investment properties. The two remaining properties are actively being marketed for sale. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2000 is approximately $787,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership is a limited partnership organized in 1984 under the laws of the State of California to hold for investment and ultimately sell income-producing real estate properties, and invest in, service, and ultimately collect or dispose of mortgage loans on income-producing real estate properties. The Partnership currently owns two business parks located one of each in Florida and North Carolina. The general partner is Fox Partners V, a California general partnership, whose general partners are FCMC and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO") (See "Note D - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive directors of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

Principles of Consolidation: The consolidated financial statements include all of the accounts of the Partnership and the joint ventures in which the Partnership had a controlling interest. An affiliated partnership owned the minority interest in this joint venture. All significant inter-entity transactions and balances have been eliminated.

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

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $37,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

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

The Partnership recognized bad debt expense associated with rental income of approximately $163,000 and $265,000 for the years ended December 31, 2000 and 1999.

Deferred Charges: Included in deferred charges are sales commissions, organization expenses and lease commissions. Sales commissions and organization expenses related to the Pension Investor Notes ("Non-Recourse Promissory Notes", "Promissory Notes" or "Notes"), were deferred and amortized by the straight-line method over the life of the Notes. Leasing commissions are deferred and amortized over the lives of the related leases. Such amortization is charged to operating expense. At December 31, 1998, the sales commissions and organizational costs were fully amortized; in addition, at December 31, 1999, the lease commissions were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer had any value.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note K" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense were approximately $14,000 and $29,000 for the years ended December 31, 2000 and 1999.

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

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                     Years ended December 31,
                                                        2000           1999
                                                          (in thousands)
  Property management fees (included in
    operating expense in 1999)                          $ 54           $126
  Reimbursement for services of affiliates
    (included in general and administrative
    expense in 1999)                                      68            200
  Partnership management fee (included in
    general and administrative expense in 1999)           --            452

During the years ended  December  31, 2000 and 1999  affiliates  of the Managing
General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Registrant paid to such affiliates approximately $54,000 and $126,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $68,000 and $200,000 for the years ended December 31, 2000 and 1999, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net income and loss and taxable income and loss. The gain on sale of investment properties in 1999 have been allocated 20% to the general partner and 80% to the limited partners per the terms of the Partnership Agreement. For the year ended December 31, 1999 the general partner received approximately $21,000 of cash distributions, which were equal to two percent of cash distributions to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2000 or 1999; however, the general partner received a partnership management fee of approximately $452,000 in 1999.

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

Interest income on the mortgage loans totaled approximately $81,000 for the year ended December 31, 1999, reflecting an interest rate of approximately 7% per annum.

Note G - Minimum Future Rental Revenues

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 2000, are as follows (in thousands):

                             2001                $   975
                             2002                    693
                             2003                    530
                             2004                    305

                            Total                $ 2,503

Amortization of deferred leasing commissions totaled approximately $243,000 for the year ended December 31, 1999, and are included in operating expense. At December 31, 1999 unamortized lease commissions were written off in the adjustment to liquidation basis because the Partnership determined that this asset no longer has value.

Note H - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable income of the Partnership is approximately $3,452,000 ($20.82 per limited partnership unit) for the year ended December 31, 2000.

The following is a reconciliation of reported net loss and Federal taxable loss for the year ended December 31, 1999 (in thousands, except per unit data):



Net loss as reported                            $(3,004)
Add (deduct):
  Deferred income                                    29
  Depreciation differences                         (221)
  Bad debt expense                                  118
  Minority interest in joint ventures'
    operations                                   (1,313)
  Gain on disposal of property                      (35)
  Interest                                        1,519
  Other                                             469
Federal taxable loss                            $(2,438)
Federal taxable loss per limited
  partnership unit                              $   (25)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands) at December 31, 2000:


                                                    2000
Net liabilities in liquidation as reported        $(23,748)
Differences resulted from:
  Sales commissions and organization
    expenses                                         6,554
  Original issue discount                              539
  Depreciation                                       7,311
  Land and building                                 (7,663)
  Other                                              2,695
Net liabilities - Federal tax basis               $(14,312)


Note I - Real Estate and Accumulated Depreciation


                                          Initial Cost
                                         To Partnership
                                         (in thousands)
                                                              Net Cost
                                                 Buildings    (Removed)
                                                and Related  Capitalized  Adjustment to
                                                 Personal   Subsequent to  Liquidation
     Description        Encumbrances    Land     Property    Acquisition      Basis
                       (in thousands)                                     (in thousands)
Property
Commerce Park               (1)        $ 1,604    $ 4,188       $ 796        $(4,238)
Highland Park Commerce
  Center III                (1)            654      4,849          (5)        (2,506)

Total                                  $ 2,258    $ 9,037       $ 791        $(6,744)

(1) The Nonrecourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership and by a security interest in the joint venture interest held by the Partnership. As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership was unable to satisfy the Nonrecouse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes.


                        Gross Amount At Which Carried
                            At December 31, 2000
                               (in thousands)

                                    Buildings
                                   And Related
                                    Personal             Accumulated    Date    Depreciable
     Description          Land     Property    Total    Depreciation  Acquired  Life-Years
                                                       (in thousands)
Property
Commerce Plaza          $ 1,604      $ 746    $ 2,350       (2)         3/86     5-39 yrs
Highland Park Commerce
  Center III                619       2,373     2,992       (2)         9/86     5-39 yrs

Total                   $ 2,223     $ 3,119   $ 5,342

(2) As a result of adopting the liquidation basis of accounting, the gross carrying value of the properties were adjusted to their net realizable value and will not be depreciated further.


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                   Years Ended December 31,
                                                    2000               1999
                                                        (in thousands)
      Real Estate
      Balance at beginning of year                $ 46,937           $ 79,302
        Property improvements                          162                422
        Disposal via sale                          (41,216)           (22,845)
        Adjustment to liquidation basis               (541)            (9,942)
      Balance at end of year                      $  5,342            $ 46,937

      Accumulated Depreciation
      Balance at beginning of year                $     --            $ 24,790
        Additions charged to expense                    --               2,126
        Disposal via sale                               --              (6,835)
        Adjustment to liquidation basis                 --             (20,081)
      Balance at end of year                      $     --            $     --

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999 is approximately $13,005,000 and $67,064,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999 is approximately $7,311,000 and $24,745,000, respectively.

Note J - Sales of Investment Properties

On November 16, 2000, the Partnership sold Centre Stage to an unaffiliated third party for net sales proceeds of approximately $6,989,000 after the payment of closing costs. The Partnership's share of the net sales proceeds were paid to the indenture trustee to be applied to the amounts due to the noteholders.

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

On January 19, 2000, Coral Palm Joint Venture, a joint venture in which the Partnership had a controlling interest, sold Coral Palm Plaza, to an unaffiliated third party for net sales proceeds of approximately $5,992,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $3,995,000 and the minority's share is approximately $1,997,000, which was distributed during the year ended December 31, 2000. The Partnership's share of the net sales proceeds was used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

On June 1, 1999, Minneapolis Business Park Joint Venture ("Minneapolis"), a joint venture in which the Partnership had a controlling interest, sold Alpha Business Center, Plymouth Service Center, and Westpoint Service Center, to an unaffiliated third party for net sales proceeds of approximately $14,202,000 after payment of closing costs. The Partnership's share of the net sales proceeds is approximately $9,657,000 and the minority holder's share is approximately $4,545,000. Minneapolis realized a loss of approximately $433,000 on the sale. The Partnership's share of the loss on the sale is approximately $294,000 and the minority holder's share is approximately $139,000, which is allocated to the minority holder through the minority interest in joint ventures' operations. The Partnership's share of the net sales proceeds were used to pay a portion of the principal and accrued interest on the Nonrecourse Promissory Notes.

On December 7, 1999, the Partnership sold Medtronics to an unaffiliated third party for net sales proceeds of approximately $2,688,000 after payment of closing costs. The Partnership realized a gain on the sale of approximately $1,109,000.

Note K - Segment Information

Description of the types of products and services from which the reportable segments derive their revenues: The Partnership has had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consisted of one apartment complex located in Atlanta, Georgia. The Partnership rented apartment units to tenants for terms that are typically twelve months or less. This property was sold on May 26, 2000. The commercial property segment consisted of three business parks one each located in Florida, North Carolina and Texas, and two shopping centers located in Kentucky and Georgia as of December 31, 1999. In addition, the Partnership owned a controlling interest in a joint venture whose property includes a shopping center located in Florida. This property was sold during the year ended December 31, 2000. The Partnership also owned a controlling interest in a joint venture whose properties were sold June 1, 1999.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments consisted of investment properties that offer different products and services. The reportable segments were each managed separately because they provide distinct services with different types of products and customers.

Segment information is not included for 2000 as the Partnership adopted the liquidation basis of accounting at December 31, 1999. The Partnership has two remaining commercial properties at December 31, 2000. Segment information for the year 1999 is shown in the table below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

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

Note L - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Effective December 10, 1999, the Registrant engaged Ernst & Young LLP as its Independent Auditors. The Registrant did not consult Ernst & Young LLP prior to their appointment as independent auditors regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $66,000 and non-audit services (principally tax-related) of approximately $35,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group, do not own any of the Partnership's voting securities.

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting authorities of the Partnership as of December 31, 2000.

As of December 31, 2000, Insignia Properties LP ("IPLP"), an affiliate of the Managing General Partner, owned 52 Individual Investor Units ("Units") or approximately 0.05%. IPLP's business address is 55 Beattie Place, Greenville, SC 29602. Additionally, IPLP is indirectly ultimately owned by AIMCO.

Item 12.    Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees                           $ 54        $126
Reimbursement for services of affiliates             68         200
Partnership management fee                           --         452

During the years ended  December  31, 2000 and 1999  affiliates  of the Managing
General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Registrant paid to such affiliates approximately $54,000 and $126,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $68,000 and $200,000 for the years ended December 31, 2000 and 1999, respectively.

On January 4, 1999, an affiliate of the Managing General Partner purchased 3,554 of the Partnership's 1985 Nonrecourse Promissory Notes and 1,270 of the Partnership's 1986 Nonrecourse Promissory Notes from a noteholder for $600 per note.

In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Partnership's net income and loss and taxable income and loss. The gain on sale of investment properties in 1999 have been allocated 20% to the general partner and 80% to the limited partners per the terms of the Partnership Agreement. For the year ended December 31, 1999 the general partner received approximately $21,000 of cash distributions, which were equal to two percent of cash distributions to the Promissory Note holders. In addition, the general partner is entitled to a partnership management incentive distribution, which together with the partnership management fee cannot exceed ten percent of cash available for distribution, as defined. No incentive distributions were made in 2000 or 1999; however, the general partner received a partnership management fee of approximately $452,000 in 1999.


                                     PART IV

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

            None.

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

10.5 Second Amendment to Purchase and Sale Contract between Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated November 23, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999.

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

10.10Purchase  and Sale  Contract  between  Registrant  and Capreit  Acquisition
     Corporation, a Maryland Corporation, dated February 21, 2000.

10.11Reinstatement  and First  Amendment to Purchase and Sale  Contract  between
     Registrant and Capreit Acquisition Corporation, a Maryland Corporation, dated April 10, 2000.

10.12Second  Amendment  to Purchase and Sale  Contract  between  Registrant  and
     Capreit Acquisition Corporation, a Maryland Corporation, dated April 19, 2000.

10.13Purchase and Sale Contract between Registrant and Jeffrey C. Ruttenburg, an individual, dated December 28, 1999.

10.14Amendment to Purchase and Sale Contract  between  Registrant and Jeffrey C.
     Ruttenburg, an individual, dated February 9, 2000.

10.15Second  Amendment  to Purchase and Sale  Contract  between  Registrant  and
     Jeffrey C. Ruttenburg, an individual, dated March 29, 2000.

10.16Assignment of Purchase and Sale Contract between Jeffrey C. Ruttenburg, an individual, and Henry, Watz, Gardner, Sellers & Gardner, PLLC, dated April 14, 2000.

10.17Purchase and Sale Contract  between  Registrant  and  Harkinson  Investment
     Corporation, a Texas Corporation, dated April 14, 2000.

10.18Amendment to Purchase and Sale Contract  between  Registrant  and Harkinson
     Investment Corporation, a Texas Corporation, dated May 26, 2000.

10.19Reinstatement  and Second  Amendment to Purchase and Sale Contract  between
     Registrant and Harkinson Investment Corporation, a Texas Corporation, dated June 13, 2000.

16 Letter from the Partnership's former Independent Auditor dated April 27, 1994, incorporated by reference to Exhibit 10 to the Partnership's Current Report on Form 8-K dated April 22, 1994.

16.1 Letter dated December 14, 1999, from the former accountant, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 10, 1999.