Form 10QSB
period 2001-06-30
CENTURY PENSION INCOME FUND XXIII
filed 2001-08-13
CIK 764543

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

                    For the quarterly period ended June 30, 2001


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
                                   (in thousands)

                                  June 30, 2001



Assets
  Cash and cash equivalents                                       $   529
  Receivables and deposits, net of allowance for
   uncollectible amounts of $304                                      191
  Debt trustee escrow                                               2,158
  Investment properties                                             5,594
                                                                    8,472
Liabilities
  Accounts payable                                                     21
  Tenant security deposit liabilities                                  21
  Accrued property taxes                                               68
  Other liabilities                                                   344
  Non-recourse promissory notes:
   Principal                                                       13,983
   Interest payable                                                16,597
  Estimated costs during the period of liquidation                    360
                                                                   31,394

Net liabilities in liquidation                                   $(22,922)


            See Accompanying Notes to Consolidated Financial Statements

b)

                        CENTURY PENSION INCOME FUND XXIII

               STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                   (in thousands)
                         Six Months Ended June 30, 2001




     Net liabilities in liquidation at beginning of period             $(23,748)

     Changes in net liabilities in liquidation attributed to:
        Decrease in cash and cash equivalents                              (641)
        Decrease in receivables and deposits                               (704)
        Increase in debt trustee escrow                                   1,438
        Increase in investment in properties                                252
        Decrease in accounts payable                                         48
        Decrease in tenant security deposits                                  2
        Increase in accrued property taxes                                  (18)
        Decrease in other liabilities                                       667
        Increase in non-recourse promissory notes - interest
           payable                                                         (813)
        Increase in minority interest in consolidated joint
           venture                                                          168
        Decrease in estimated costs during the period of
           liquidation                                                      427

     Net liabilities in liquidation at end of period                   $(22,922)


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

The Partnership's Nonrecourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership. The Notes were issued in two series. The "1985 Series Notes", in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes", in the amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. During 1999 and 2000, the Partnership sold all but two of its investment properties. Commerce Plaza is actively being marketed for sale and Highland Park III is under contract to sell. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of June 30, 2001 is approximately $360,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership and the joint ventures in which the Partnership has a controlling interest. An affiliated partnership owned the minority interest in these joint ventures. All significant inter-entity transactions and balances have been eliminated. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and affiliates were incurred during the six month periods ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees                                         $ --      $ 65
 Reimbursement for services of affiliates                           84        32

During the six months ended June 30, 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property as compensation for providing property management services. The Partnership paid to such affiliates approximately $65,000 for the six months ended June 30, 2000. The residential property was sold in May 2000 (see "Note C"). For the Partnership's commercial properties, these services were provided by an unrelated party for the six months ended June 30, 2001 and 2000.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $84,000 and $32,000 for the six months ended June 30, 2001 and 2000, respectively.

There were no distributions during the six months ended June 30, 2001 and 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 72 limited partnership units in the Partnership representing approximately 0.08% of the outstanding units at June 30, 2001. Affiliates of the Managing General Partner also owned 5,410 limited partnership units (8.09%) of the Partnership's 1985 Nonrecourse Promissory Notes and 1,585 limited partnership units (9.34%) of the Partnership's 1986 Nonrecourse Promissory Notes at June 30, 2001.

Note C - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's remaining investment properties consist of two business parks. The following table sets forth the average occupancy for each of the Partnership's investment properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Commerce Plaza                                 70%        75%
         Tampa, Florida
      Highland Park III                              87%        93%
         Charlotte, North Carolina

The Managing General Partner attributes the decrease in occupancy at Commerce Plaza to a major tenant vacating the property during the first quarter of 2000 which resulted in other tenants vacating the property when their leases expired. The Managing General Partner is actively marketing the remaining space. Occupancy at Highland Park III decreased due to an additional 8,297 square feet of space vacated which has not been leased.

The Partnership recently entered into a contract to sell Highland Park III to an unaffiliated third party for $3,451,000. The sale, which is conditioned upon the purchaser completing its due diligence review of the property and other customary conditions, is expected to close, if at all, during the third quarter of 2001. There can be no assurance, however, that the sale will be consummated, or if consummated, on what terms or in what time frame. The Partnership's Commerce Plaza is being marketed for sale.

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting due to the imminent loss of its investment properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999, the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With consent of the indenture trustee, the forbearance period has been extended to August 31, 2001. During 1999 and 2000, the Partnership sold all but two of its investment properties. Commerce Plaza is actively being marketed for sale and Highland Park III is under contract to sell, as discussed above. Based on current market conditions, it is unlikely that the sale of the Partnership's assets will generate sufficient proceeds to payoff the Nonrecourse Promissory Notes in full. If the Partnership cannot sell its properties for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its properties through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership will terminate.

The statement of net liabilities in liquidation as of June 30, 2001 includes approximately $360,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 2001. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

In light of the maturity of the Notes, no distributions were made to the limited partners for the six month periods ended June 30, 2001 and 2000.

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

Commerce Plaza:

During the six months ended June 30, 2001, the Partnership did not complete any capital improvements at Commerce Plaza. The Partnership has not budgeted capital improvements for 2001 since it anticipates selling this property in 2001.

Highland Park III:

During the six months ended June 30, 2001, the Partnership spent approximately $3,000 in capital improvements at Highland Park Commerce Center consisting of tenant improvements. These improvements were funded from operating cash flow. The Partnership has not budgeted capital improvements for 2001 since it anticipates selling this property in 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 72 limited partnership units in the Partnership representing approximately 0.08% of the outstanding units at June 30, 2001. Affiliates of the Managing General Partner also owned 5,410 limited partnership units (8.09%) of the Partnership's 1985 Nonrecourse Promissory Notes and 1,585 limited partnership units (9.34%) of the Partnership's 1986 Nonrecourse Promissory Notes at June 30, 2001.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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