Form 10KSB
period 2001-12-31
CENTURY PENSION INCOME FUND XXIII
filed 2002-03-29
CIK 764543

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Pension Income Fund XXIII (the "Registrant" or "Partnership") was organized in June 1984 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners V, a California general partnership, is the general partner of the Registrant. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI") are the general partners of Fox Partners V. The managing general partner of FRI is NPI Equity Investments II, Inc. ("NPI Equity II"). The Managing General Partner and NPI Equity II are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly-traded real estate investment trust.

Beginning in July 1985 through December 1986, the Partnership offered $50,000,000 in Individual Investor Units and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). The Partnership sold Individual Investor Units and Pension Investor Notes of $47,894,500 and $41,939,000, respectively. The net proceeds of this offering were originally used to acquire interests in five business parks and two shopping centers and to fund eight mortgage loans. The principal business of the Partnership is and has been to hold for investment and ultimately sell income-producing properties, and to service and ultimately collect or dispose of mortgage loans on income-producing properties. The Partnership presently owns one business park. The Partnership also owned a 66 2/3% joint venture interest in one other commercial property which was sold in January 2000. One property in which the Partnership held an interest sold in 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operations" for further details). See "Item 2.
Description of Properties" for a description of the Partnership's investment property.

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the remaining asset, which is currently anticipated to occur by the end of the second quarter of 2002. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

The Partnership has no employees. An affiliate of the Managing General Partner provided management services for the Partnership's residential investment property  which  was  sold  in May  2000.  With  respect  to  the  Partnership's commercial properties, property management services are performed by an unaffiliated third party management company. See "Item 7. Financial Statements - Note C" for additional information.

There have been, and it is possible there may be other, Federal, state, and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

The real estate business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Partnership's property. The number and quality of competitive properties in such market area could have a material effect on the rental market for the commercial space owned by the Registrant and the rents that may be charged for such commercial space. The Managing General Partner is not a significant factor in the commercial property business.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operations".

Item 2.     Description of Property

The following table sets forth the Partnership's investment in its property:

                                     Date of
Property                             Purchase   Type of Ownership (1)        Use

Commerce Plaza                         3/86    Fee ownership           Business Park
  Tampa, Florida                                                       83,000 sq. ft.

(1) The Non-Recourse Promissory Notes are secured by a deed of trust on the property owned in fee by the Partnership.

On October 23, 2001, the Partnership sold Highland Park III to an unaffiliated third party for net sales proceeds of approximately $3,329,000 after the payment of closing costs. The Partnership's share of the net sales proceeds were paid to the indenture trustee to be applied to the amounts due to the noteholders.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                             Carrying     Accumulated                        Federal
Property                      Value     Depreciation (1)   Rate  Method     Tax Basis
                                   (in thousands)                         (in thousands)
Commerce Plaza               $ 2,820          $ --         5-39    S/L       $ 2,922

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to their net realizable value and will not be depreciated further.

See "Item 7. Financial Statements - Note B" for a description of the Partnership's former depreciation policy.

Schedule of Property Indebtedness

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the remaining asset, which is currently anticipated to occur by the end of the second quarter of 2002. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for the property:

                                            Average Annual                Average
                                             Rental Rates                Occupancy
Property                                2001              2000         2001     2000

Commerce Plaza                      $ 8.37/sq.ft.    $ 8.55/sq.ft.     70%      72%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other similar properties in the area. The Managing General Partner believes that the property is adequately insured. The commercial lease terms vary as set forth below. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See the following disclosures regarding tenants that occupy 10% or more of the commercial space.

Schedule of Lease Expirations for 2002-2004

                         Number of        Square          Annual         % of Gross
                        Expirations        Feet            Rent         Annual Rent
                                                      (in thousands)
Commerce Plaza
2002                         1             6,889           $ 62            12.4%
2003                         2            11,170             155           31.0%
2004                         1            39,300             283           56.6%

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet at December 31, 2001:

                                   Square          Expiration    Annual Rent Per
                                  Footage           of Lease       Square Foot
Commerce Plaza
 Accounting Services               39,300           01/31/04          $ 7.21
 Government Agency                  9,523           09/30/03           14.32

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for the property was:

                                                 2001            2001
                                                Billing          Rate
Property                                    (in thousands)

Commerce Plaza                                   $ 85            2.33%

Capital Improvements

Commerce Plaza

As of December 31, 2001, the Partnership spent approximately $20,000 in capital improvements at Commerce Plaza consisting primarily of tenant improvements and building improvements. These improvements were funded from cash flow. The Partnership has not budgeted capital improvements for 2002 since it anticipates selling this property in 2002.

Highland Park III

As of December 31, 2001, the Partnership spent approximately $121,000 in capital improvements at Highland Park Commerce Center consisting of tenant improvements. These improvements were funded from operating cash flow. Highland Park III was sold on October 23, 2001 to an unrelated party.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 95,789 Individual Investor Units during its offering period through December 1986. As of December 31, 2001, the number of holders of Individual Investor Units was 2,983. An affiliate of the Managing General Partner owned 108 units or 0.11%, as of December 31, 2001. Affiliates of the Managing General Partner also own 5,493 (8.21%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Non-Recourse Promissory Notes. No public trading market has developed for Individual Investor Units or Pension Investor Units, and it is not anticipated such a market will develop in the future.

No distributions were made to the limited partners during the years ended December 31, 2001 or 2000.

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

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the remaining asset, which is currently anticipated to occur by the end of the second quarter of 2002. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

During  the  year  ended  December  31,  2001,  net  liabilities   increased  by
approximately $194,000. This increase is primarily due to decreases in investment properties and cash and cash equivalents largely offset by decreases in the principal and accrued interest of the Notes. The decrease in investment properties is due to the sale of a property in October 2001. The decrease in cash and cash equivalents, as well as the decrease in the principal and accrued interest of the Notes, is due to a payment to the note holders in December 2001.

During  the  year  ended  December  31,  2000,  net  liabilities   increased  by
approximately $3,239,000. This increase is primarily due to decreases in investment properties, mortgage loan receivable, debt trustee escrow and cash and cash equivalents which was partially offset by decreases in the mortgage note payable and the principal and accrued interest on the Notes. The decrease in investment properties, as well as the decrease in mortgage note payable is due to the sale of five investment properties during 2000 and the repayment of the mortgage on one property. The decrease in the mortgage loan receivable is due to the mortgager repaying the note. The decrease in debt trustee escrow and cash and cash equivalents, as well as the decrease in the principal and accrued interest on the Notes, is primarily due to payments to the note holders from sale proceeds.

Included in liabilities in the statement on net liabilities in liquidation as of December 31, 2001, is approximately $1,129,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by August 31, 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extend beyond the projected period.

On October 23, 2001, the Partnership sold Highland Park III to an unaffiliated third party for net sales proceeds of approximately $3,329,000 after the payment of closing costs. The Partnership's share of the net sales proceeds were paid to the indenture trustee to be applied to the amounts due to the noteholders.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2001 or 2000.

The following is a general description of the tax consequences that may result to a limited partner upon the sale of the Partnership's remaining property. Each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. The taxable gain and income resulting from the sale of the Partnership's property will pass through to the limited partners, and will likely result in income tax liability to the limited partners without any distribution of cash from the Partnership.


Item 7.     Financial Statements

CENTURY PENSION INCOME FUND XXIII

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated  Statement of Net Liabilities in Liquidation - December 31,
      2001

      Consolidated Statements of Changes in Net Liabilities in Liquidation - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Pension Income Fund XXIII

We have audited the accompanying consolidated statement of net liabilities in liquidation of Century Pension Income Fund XXIII as of December 31, 2001 and the related consolidated statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Century Pension Income Fund XXIII at December 31, 2001 and the consolidated changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States applied on the basis of accounting described in Note A to the financial statements.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                        CENTURY PENSION INCOME FUND XXIII

           CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                (in thousands)

                                December 31, 2001



Assets
  Cash and cash equivalents                                            $   461
  Receivables and deposits                                                 111
  Debt trustee escrow                                                      643
  Investment property                                                    2,820
                                                                         4,035
Liabilities
  Accounts payable                                                          10
  Tenant security deposit liabilities                                        9
  Other liabilities                                                         73
  Non-recourse promissory notes (Note A)
   Principal                                                            11,847
   Interest payable                                                     14,739
  Minority interest in consolidated joint venture                          170
  Estimated costs during the period of liquidation
   (Note A)                                                              1,129
                                                                        27,977

Net liabilities in liquidation                                        $(23,942)


        See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

     CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                (in thousands)


                                                                  For the Years Ended
                                                                      December 31,
                                                                   2001         2000

Net liabilities in liquidation at beginning of period            $(23,748)    $(20,509)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                             (709)        (909)
   (Decrease) increase in receivables and deposits                   (784)         335
   Decrease in debt trustee escrow                                    (77)      (4,025)
   Decrease in mortgage loan receivable                                --       (1,000)
   Decrease in investment properties                               (2,522)     (41,595)
   Decrease (increase) in accounts payable                             59          (19)
   Decrease in tenant security deposit payable                         14          171
   Decrease in accrued property taxes                                  50           51
   Decrease (increase) in other liabilities                           938         (714)
   Decrease in mortgage note payable, including accrued
     interest                                                          --        7,151
   Decrease in nonrecourse promissory notes - principal             2,136       18,793
   Decrease in non-recourse promissory notes - interest
     payable                                                        1,045       17,455
   (Increase) decrease in minority interest in consolidated
     joint venture                                                     (2)       1,446
   (Increase) decrease in estimated costs during the
     period of liquidation                                           (342)        (379)

Net liabilities in liquidation at end of period                  $(23,942)    $(23,748)

        See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PENSION INCOME FUND XXIII

                  Notes to Consolidated Financial Statements

                                December 31, 2001


Note A - Basis of Presentation

As of December 31, 1999, Century Pension Income Fund XXIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent sale of its investment properties.

The Partnership's Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the remaining asset, which is currently anticipated to occur by the end of the second quarter of 2002. During 2000 and 2001, the Partnership sold all but one of its investment properties. The remaining property is actively being marketed for sale. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2001, is approximately $1,129,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by August 31, 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extend beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization: The Partnership is a limited partnership organized in 1984 under the laws of the State of California to hold for investment and ultimately sell income-producing real estate properties, and invest in, service, and ultimately collect or dispose of mortgage loans on income-producing real estate properties. The Partnership currently owns one business park located in Florida. The general partner is Fox Partners V, a California general partnership, whose general partners are FCMC and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive directors of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

Principles of Consolidation: The consolidated financial statements include all of the accounts of the Partnership and the joint ventures in which the Partnership had a controlling interest. An affiliated partnership owned the minority interest in this joint venture. All significant inter-entity transactions and balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Investment Property: As a result of the Partnership adopting the liquidation basis of accounting, the investment property has been adjusted to its estimated net realizable values at December 31, 2001.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $2,000 and $14,000 for the years ended December 31, 2001 and 2000.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                     Years ended December 31,
                                                        2001           2000
                                                          (in thousands)
  Property management fees                              $ --           $ 54
  Reimbursement for services of affiliates               149             68

During the year ended December 31, 2000 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Registrant paid to such affiliates approximately $54,000 for the year ended December 31, 2000. The Partnership had no residential properties in 2001.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $149,000 and $68,000 for the years ended December 31, 2001 and 2000, respectively.

Note D - Minimum Future Rental Revenues

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 2001, are as follows (in thousands):

                             2002                    464
                             2003                    398
                             2004                     24
                            Total                 $  886

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable loss of the Partnership for the year ended December 31, 2001 is approximately $621,000 ($8.01 per limited partnership unit) and the taxable income of the Partnership for the year ended December 31, 2000 is approximately $3,452,000 ($20.82 per limited partnership unit).

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands) at December 31, 2001:

                                                    2001
Net liabilities in liquidation as reported        $(23,942)
Differences resulted from:
  Sales commissions and organization
    expenses                                         6,554
  Original issue discount                              764
  Depreciation                                      (3,756)
  Land and building                                  3,858
  Estimated costs in liquidation                     1,129
  Other                                                368
Net liabilities - Federal tax basis               $(15,025)

Note F - Real Estate and Accumulated Depreciation

                                          Initial Cost
                                         To Partnership
                                         (in thousands)
                                                 Buildings    Net Cost
                                                and Related  Capitalized  Adjustment to
                                                 Personal   Subsequent to  Liquidation
     Description        Encumbrances    Land     Property    Acquisition      Basis
                       (in thousands)                                     (in thousands)
Property
Commerce Plaza              (1)        $ 1,604    $ 4,188       $ 796        $(3,768)

(1) The Nonrecourse Promissory Notes are secured by a deed of trust on the property owned in fee by the Partnership and by a security interest in the joint venture interest held by the Partnership. As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership was unable to satisfy the Nonrecouse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes.

                          Gross Amount At Which Carried
                              At December 31, 2001
                               (in thousands)
                                    Buildings
                                   And Related
                                   Personal             Accumulated     Date    Depreciable
     Description          Land     Property    Total    Depreciation  Acquired  Life-Years
                                                       (in thousands)
Property
Commerce Plaza          $ 1,604     $ 1,216   $ 2,820       (1)         3/86     5-39 yrs

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                 2001             2000
                                                    (in thousands)
   Real Estate
   Balance at beginning of year                 $ 5,342         $ 46,937
     Property improvements                          141              162
     Sale of property                            (3,183)         (41,216)
     Change in estimated net realizable
       value                                        520             (541)
   Balance at end of year                       $ 2,820         $  5,342

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $6,678,000 and $13,005,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000 is approximately $3,756,000 and $7,311,000, respectively.

Note G - Sale of Investment Property

On October 23, 2001, the Partnership sold Highland Park III to an unaffiliated third party for net sales proceeds of approximately $3,329,000 after the payment of closing costs. The Partnership's share of the net sales proceeds were paid to the indenture trustee to be applied to the amounts due to the noteholders.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion and a hearing has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

            None.

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant

Century Pension Income Fund XXIII (the "Partnership" or "Registrant"), as well as Fox Partners V ("Fox"), the general partner of the Registrant, have no officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions held by the executive officers and director of the Managing General Partner are set forth below. No family relationships exist among any of the officers or director of the Managing General Partner.

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual services of approximately $46,000 and non-audit services (principally tax-related) of approximately $23,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The director and officers of the Managing General Partner and its affiliates, as a group, do not own any of the Partnership's voting securities.

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting authorities of the Partnership as of December 31, 2001.

As of December 31, 2001, Insignia Properties LP ("IPLP"), an affiliate of the Managing General Partner, owned 108 Individual Investor Units ("Units") or approximately 0.11%. IPLP's business address is 55 Beattie Place, Greenville, SC 29602. Additionally, IPLP is indirectly ultimately owned by AIMCO.

Item 12.    Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees                           $ --        $ 54
Reimbursement for services of affiliates            149          68

During the year ended December 31, 2000 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Registrant paid to such affiliates approximately $54,000 for the year ended December 31, 2000. The Partnership had no residential properties in 2001.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $149,000 and $68,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $12,000 for insurance coverage and fees associated with policy claims administration.


                                     PART IV

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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

       3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated July 1, 1985 and thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-96389)

      10.1 Purchase and Sale Contract between Registrant and Duke Realty Limited Partnership, an Indiana limited partnership, dated April 20, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated June 1, 1999, regarding the sale of Alpha Business Center, Plymouth Service Center and Westpoint Service Center.

      10.2 Amendment to Purchase and Sale Contract between Registrant and Duke Realty Limited Partnership and Weeks Realty, L.P. (Assignee), a Georgia limited partnership, dated May 26, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated June 1, 1999, regarding the sale of Alpha Business Center, Plymouth Service Center and Westpoint Service Center.

      10.3 Purchase and Sale Contract between Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated September 23, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999, regarding the sale of Medtronics.

      10.4 First Amendment to Purchase and Sale Contract between Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated November 10, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999, regarding the sale of Medtronics.

      10.5        Second   Amendment  to  Purchase  and  Sale  Contract  between
                  Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated November 23, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999, regarding the sale of Medtronics.

      10.6 Third Amendment to Purchase and Sale Contract between Registrant and 18011 Mitchell LLC, a California Limited Liability Company, dated November 30, 1999, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 7, 1999, regarding the sale of Medtronics.

      10.7        Purchase   and  Sale   Contract   between   Registrant   and
                  Woolbright Development, Inc., a Florida Corporation, dated November 30, 1999, regarding the sale of Coral Palm Plaza.

      10.8        First  Amendment  to  Purchase  and  Sale  Contract  between
                  Registrant and Woolbright Development, Inc., a Florida Corporation, dated December 16, 1999, regarding the sale of Coral Palm Plaza.

      10.9 Second Amendment to Purchase and Sale Contract between Registrant, Woolbright Development, Inc., a Florida Corporation, and Woolbright Coral Palm, Ltd., a Florida limited partnership, dated January 19, 2000, regarding the sale of Coral Palm Plaza.

      10.10       Purchase  and Sale  Contract  between  Registrant  and Capreit
                  Acquisition   Corporation,   a  Maryland  Corporation,   dated
                  February 21, 2000, regarding the sale of The Enclaves.

      10.11 Reinstatement and First Amendment to Purchase and Sale Contract between Registrant and Capreit Acquisition Corporation, a Maryland Corporation, dated April 10, 2000, regarding the sale of The Enclaves.

      10.12 Second Amendment to Purchase and Sale Contract between Registrant and Capreit Acquisition Corporation, a Maryland Corporation, dated April 19, 2000, regarding the sale of The Enclaves.

      10.13 Purchase and Sale Contract between Registrant and Jeffrey C. Ruttenburg, an individual, dated December 28, 1999, regarding the sale of Regency Center.

      10.14 Amendment to Purchase and Sale Contract between Registrant and Jeffrey C. Ruttenburg, an individual, dated February 9, 2000, regarding the sale of Regency Center.

      10.15 Second Amendment to Purchase and Sale Contract between Registrant and Jeffrey C. Ruttenburg, an individual, dated March 29, 2000, regarding the sale of Regency Center.

      10.16 Assignment of Purchase and Sale Contract between Jeffrey C. Ruttenburg, an individual, and Henry, Watz, Gardner, Sellers & Gardner, PLLC, dated April 14, 2000, regarding the sale of Regency Center.

      10.17 Purchase and Sale Contract between Registrant and Harkinson Investment Corporation, a Texas Corporation, dated April 14, 2000, regarding the sale of Interrich Plaza.

      10.18 Amendment to Purchase and Sale Contract between Registrant and Harkinson Investment Corporation, a Texas Corporation, dated May 26, 2000, regarding the sale of Interrich Plaza.

      10.19 Reinstatement and Second Amendment to Purchase and Sale Contract between Registrant and Harkinson Investment Corporation, a Texas Corporation, dated June 13, 2000, regarding the sale of Interrich Plaza.

      10.20 Purchase and Sale Contract dated April 26, 2001 between, Century Properties Fund XX, a California limited partnership and Century Pension Income Fund XXIII, a California limited partnership, as sellers, and High Investors, Ltd., as purchaser, regarding the sale of Highland Park III.

      10.21 Amendment to Purchase and Sale Contract dated September 24, 2001 between, Century Properties Fund XX, a California limited partnership and Century Pension Income Fund XXIII, a California limited partnership, as sellers, and High Investors, Ltd., as purchaser, regarding the sale of Highland Park III.

      16 Letter from the Partnership's former Independent Auditor dated April 27, 1994, incorporated by reference to Exhibit 10 to the Partnership's Current Report on Form 8-K dated April 22, 1994.

      16.1 Letter dated December 14, 1999, from the former accountant, incorporated by reference to the Partnership's Current Report on Form 8-K dated December 10, 1999.