Form 10QSB
period 2002-03-31
CENTURY PENSION INCOME FUND XXIII
filed 2002-05-10
CIK 764543

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

                For the quarterly period ended March 31, 2002


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
                                (in thousands)

                                 March 31, 2002



Assets
  Cash and cash equivalents                                       $   575
  Receivables and deposits                                             95
  Debt trustee escrow                                                 637
  Investment property                                               2,820
                                                                    4,127
Liabilities
  Accounts payable                                                     10
  Tenant security deposit liabilities                                   9
  Accrued property taxes                                               22
  Other liabilities                                                    86
  Non-recourse promissory notes:
   Principal                                                       11,847
   Interest payable                                                15,078
  Minority interest in consolidated joint venture                     170
  Estimated costs during the period of liquidation                    586
                                                                   27,808

Net liabilities in liquidation                                   $(23,681)


         See Accompanying Notes to Consolidated Financial Statements

b)

                        CENTURY PENSION INCOME FUND XXIII

      CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                        Three Months Ended March 31, 2002


                                                                 For The Three Months
                                                                    Ended March 31,
                                                                  2002          2001
Net liabilities in liquidation at beginning of period           $(23,942)     $(23,748)

Changes in net liabilities in liquidation attributed to:
  Increase (decrease) in cash and cash equivalents                   114          (645)
  Decrease in receivables and deposits                               (16)         (813)
  (Decrease) increase in debt trustee escrow                          (6)        1,418
  Increase in investment properties                                   --           410
  Decrease in accounts payable                                        --            57
  (Increase) decrease in accrued property taxes                      (22)           16
  (Increase) decrease in other liabilities                           (13)          106
  Increase in non-recourse promissory notes - interest
   payable                                                          (339)         (405)
  Increase in minority interest in consolidated joint
   venture                                                            --           (23)
  Decrease in estimated costs during the period of
   liquidation                                                       543            65

Net liabilities in liquidation at end of period                 $(23,681)     $(23,562)

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

The Partnership's Nonrecourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership. The Notes were issued in two series. The "1985 Series Notes", in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes", in the amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the Partnership's remaining asset, which is currently anticipated to occur by the end of the second quarter of 2002. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of March 31, 2002 is approximately $586,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by August 31, 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $3,000, net of a refund for prior year payment, and $51,000 for the three months ended March 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $19,000 and $12,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's remaining investment property consists of one business park. The following table sets forth the average occupancy for the Partnership's investment property for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Commerce Plaza                                70%        70%
         Tampa, Florida

The Partnership recently entered into a contract to sell Commerce Plaza to an unaffiliated third party. The sale, which is conditioned upon the purchaser completing its due diligence review of the property and other customary conditions, is expected to close, if at all, during the second quarter of 2002. There can be no assurance, however, that the sale will be consummated, or if consummated, on what terms or in what time frame.

As of December  31,  1999,  the  Partnership  adopted the  liquidation  basis of accounting due to the imminent loss of its investment properties. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the Partnership's remaining asset, which is currently anticipated to occur by the end of the second quarter of 2002. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership will terminate.

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

During the three months ended March 31, 2002, net liabilities decreased by approximately $261,000. This decrease is primarily due to an increase in cash and cash equivalents and a decrease in the estimated costs during the period of liquidation partially offset by an increase in the interest payable on the non-recourse promissory notes. The increase in cash and cash equivalents is primarily due to operating cash generated by the Partnership's remaining asset. The decrease in the estimated costs during the period of liquidation is primarily due to the reduced number of months remaining until the Partnership's liquidation. The increase in interest payable is due to the accrual of three months of interest on the current principal balance of approximately $11,847,000.

During the three months ended March 31, 2001, net liabilities decreased by approximately $186,000. This decrease is primarily due to increases in the debt trustee escrow and investment properties and a decrease in other liabilities partially offset by decreases in cash and cash equivalents and receivables and deposits and an increase in the interest payable on the non-recourse promissory notes. The increase in the debt trustee escrow, as well as the decrease in cash and cash equivalents and receivables and deposits, is due to the transfer of excess cash of the Partnership and previously escrowed sale proceeds, held by a title company, to the debt trustee per the forbearance agreement. The increase in investment properties is due to an increase in the estimated fair market value of one of the Partnership's properties. The decrease in other liabilities is primarily due to payment of certain obligations. The increase in interest payable is due to the accrual of three months of interest on the principal balance of approximately $13,983,000.

The statement of net liabilities in liquidation as of March 31, 2002, includes approximately $586,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by August 31, 2002. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

In light of the maturity of the Notes, no distributions were made to the limited partners for the three month periods ended March 31, 2002 and 2001.

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

Capital improvements planned for the Partnership's property are detailed below.

Commerce Plaza:

During the three months ended March 31, 2002, the Partnership did not complete any capital improvements at Commerce Plaza. The Partnership has not budgeted capital improvements for 2002 since it anticipates selling this property in 2002.
In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 108 limited partnership units in the Partnership representing 0.11% of the outstanding units as of March 31, 2002. Affiliates of the Managing General Partner also owned 5,511 limited partnership units (8.24%) of the Partnership's 1985 Nonrecourse Promissory Notes and 1,635 limited partnership units (9.64%) of the Partnership's 1986 Nonrecourse Promissory Notes as of March 31, 2002.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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