Form 10KSB
period 2002-12-31
CENTURY PENSION INCOME FUND XXIII
filed 2003-03-28
CIK 764543

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934


                    For the fiscal year ended December 31, 2002

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

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the remaining asset, which is currently anticipated to occur by the end of the second quarter of 2003. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

The Partnership has no employees. Management and administrative services for the Partnership are provided by the Managing General Partner and by agents retained by the Managing General Partner. With respect to the Partnership's commercial properties, property management services are performed by an unaffiliated third party management company.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other commercial properties within the market area of the Partnership's property. The number and quality of competitive properties in such market area could have a material effect on the rental market for the commercial space owned by the Partnership and the rents that may be charged for such commercial space. The Managing General Partner is not a significant factor in the commercial property business.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. This and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigations and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                              Gross
                             Carrying     Accumulated                        Federal
Property                      Value     Depreciation (1)   Rate  Method     Tax Basis
                                   (in thousands)                         (in thousands)
Commerce Plaza               $ 2,820          $ --         5-39    S/L       $ 2,670

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

See "Item 7. Financial Statements - Note B" for a description of the Partnership's former depreciation policy.

Schedule of Property Indebtedness

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the remaining asset, which is currently anticipated to occur by the end of the second quarter of 2003. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for the property:


                                            Average Annual                Average
                                             Rental Rates                Occupancy
Property                                2002              2001         2002     2001

Commerce Plaza                      $ 8.29/sq.ft.    $ 8.37/sq.ft.     69%      70%

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

Schedule of Lease Expirations for 2002-2003


                         Number of        Square          Annual         % of Gross
                        Expirations        Feet            Rent         Annual Rent
                                                      (in thousands)
Commerce Plaza
2003                         3            55,712           $ 152           100.0%

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet at December 31, 2002:


                                   Square          Expiration       Annual Rent Per
                                  Footage           of Lease          Square Foot
Commerce Plaza
 Accounting Services               39,300           01/31/03             $ 7.43
 Government Agency                  9,523           09/30/03              14.32

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for the property were:

                                                 2002            2002
                                                 Taxes           Rate
Property                                    (in thousands)

Commerce Plaza                                   $107            2.30%

Capital Improvements

Commerce Plaza

The Partnership made no capital improvements at Commerce Plaza during the year ended December 31, 2002. The Partnership has not budgeted capital improvements for 2003 since it anticipates selling this property in 2003.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 95,789 Individual Investor Units during its offering period through December 1986. As of December 31, 2002, the number of holders of Individual Investor Units was 2,980. An affiliate of the Managing General Partner owned 108 units or 0.11%, as of December 31, 2002. Affiliates of the Managing General Partner also own 5,511 (8.24%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Non-Recourse Promissory Notes. No public trading market has developed for Individual Investor Units or Pension Investor Units, and it is not anticipated such a market will develop in the future.

No distributions were made to the limited partners during the years ended December 31, 2002 or 2001.

Item 6.     Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. The Managing General Partner contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period, the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the remaining asset, which is currently anticipated to occur by the end of the second quarter of 2003. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

During the year ended December 31, 2002, net liabilities increased by approximately $1,152,000. This increase is primarily due to an increase in accrued interest payable on the nonrecourse promissory Notes and a decrease in cash and cash equivalents partially offset by an increase in the debt trustee escrow, a decrease in minority interest in a joint venture and a decrease in the estimated costs during the period of liquidation.

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

Included in liabilities in the statement on net liabilities in liquidation as of December 31, 2002, is approximately $1,073,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2003. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extend beyond the projected period.

On October 23, 2001, the Partnership sold Highland Park III to an unaffiliated third party for net sales proceeds of approximately $3,329,000 after the payment of closing costs. The Partnership's share of the net sales proceeds were paid to the indenture trustee to be applied to the amounts due to the noteholders.

In light of the maturity of the Notes, no distributions were made to the limited partners for the years ended December 31, 2002 or 2001.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates own 108 units in the Partnership representing 0.11% of the outstanding units at December 31, 2002. Affiliates of the Managing General Partner also own 5,511 (8.24%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,635 (9.64%) of the 1986 Non-Recourse Promissory Notes.

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

Item 7.     Financial Statements

CENTURY PENSION INCOME FUND XXIII

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Statement of Net Liabilities in Liquidation - December 31,
        2002

      Consolidated Statements of Changes in Net Liabilities in Liquidation - Years ended December 31, 2002 and 2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Pension Income Fund XXIII

We have audited the accompanying consolidated statement of net liabilities in liquidation of Century Pension Income Fund XXIII as of December 31, 2002 and the related consolidated statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Century Pension Income Fund XXIII at December 31, 2002 and the consolidated changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States applied on the basis of accounting described in Note A to the financial statements.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 20, 2003

                        CENTURY PENSION INCOME FUND XXIII

              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                December 31, 2002



Assets
  Cash and cash equivalents                                             $ 228
  Receivables and deposits                                                  71
  Debt trustee escrow                                                      933
  Investment property                                                    2,820
                                                                           4,052
Liabilities
  Accounts payable                                                          21
  Tenant security deposit liabilities                                        5
  Other liabilities                                                         74
  Non-recourse promissory notes (Note A)
   Principal                                                            11,847
   Interest payable                                                     16,126
  Estimated costs during the period of liquidation
   (Note A)                                                              1,073
                                                                          29,146

Net liabilities in liquidation                                        $(25,094)

            See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

        CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)




                                                                  For the Years Ended
                                                                      December 31,
                                                                   2002         2001

Net liabilities in liquidation at beginning of the year          $(23,942)    $(23,748)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                             (233)        (709)
   Decrease in receivables and deposits                               (40)        (784)
   Increase (decrease) in debt trustee escrow                         290          (77)
   Decrease in investment properties                                   --       (2,522)

   (Increase) decrease in accounts payable                            (11)          59
   Decrease in tenant security deposit payable                          4           14
   Decrease in accrued property taxes                                  --           50
   (Increase) decrease in other liabilities                            (1)         938
   Decrease in nonrecourse promissory notes - principal                --        2,136
   (Increase) decrease in non-recourse promissory notes -
     Interest payable                                              (1,387)       1,045
   Decrease (increase) in minority interest in consolidated
     joint venture                                                    170           (2)
   Decrease (increase) in estimated costs during the
     period of liquidation                                             56         (342)

Net liabilities in liquidation at end of the year                $(25,094)    $(23,942)

            See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

                     Notes to Consolidated Financial Statements

                                December 31, 2002


Note A - Basis of Presentation

As of December 31, 1999, Century Pension Income Fund XXIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent sale of its investment properties.

The Partnership's Non-Recourse Promissory Notes are secured by a deed of trust on all properties owned in fee by the Partnership. The Notes were issued in two series. The "1985 Series Notes," in the amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes," in the amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Nonrecourse Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Nonrecourse Promissory Notes at maturity and as a result, the Partnership was in default on the Nonrecourse Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Nonrecourse Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the notes are fully satisfied and (d) comply with the reporting requirements under the indenture. At the expiration of the forbearance period the Partnership had not sold all of its properties or satisfied the Nonrecourse Promissory Notes. With the consent of the indenture trustee, the forbearance period extension is being negotiated to accommodate the sale of the remaining asset, which is currently anticipated to occur by the end of the second quarter of 2003. During 2000 and 2001, the Partnership sold all but one of its investment properties. The remaining property is actively being marketed for sale. Based on current market conditions, it is unlikely that the sale of the Partnership's remaining asset will generate sufficient proceeds to pay off the Nonrecourse Promissory Notes in full. If the Partnership cannot sell the property for sufficient value, in accordance with the terms of the forbearance agreement, it is likely that the Partnership will lose its property through delivery to an auctioneer. Upon the sale or disposal of the last property, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2002, is approximately $1,073,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2003. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extend beyond the projected period.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on their rental payments.

Investment Property: As a result of the Partnership adopting the liquidation basis of accounting, the investment property has been adjusted to its estimated net realizable value at December 31, 2002.

Leases: The Partnership leases certain commercial space to tenants under various lease terms. The leases are accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases".

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS 131, the Partnership has only one reportable segment.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $2,000 for the year ended December 31, 2001. No such expense was incurred in 2002.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $91,000 and $149,000 for the years ended December 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately, $24,000 and $12,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates own 108 units in the Partnership representing 0.11% of the outstanding units at December 31, 2002. Affiliates of the Managing General Partner also own 5,511 (8.24%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,635 (9.64%) of the 1986 Non-Recourse Promissory Notes.

Note D - Minimum Future Rental Revenues

Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year at December 31, 2002, are as follows (in thousands):

                             2003                  $ 152

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable loss of the Partnership for the year ended December 31, 2002 is approximately $282,000 ($2.89 per limited partnership unit) and the taxable income of the Partnership for the year ended December 31, 2001 is approximately $621,000 ($8.01 per limited partnership unit).

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands) at December 31, 2002:

                                                    2002
Net liabilities in liquidation as reported      $(25,094)
Differences resulted from:
  Accrued Interest                                 1,387
  Sales commissions and organization
    expenses                                        6,554
  Original issue discount                             764
  Depreciation                                     (4,008)
  Land and building                                 3,859
  Estimated costs in liquidation                    1,073
  Other                                               155
Net liabilities - Federal tax basis              $ (15,310)

Note F - Investment Property and Accumulated Depreciation


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


                        Gross Amount At Which Carried
                            At December 31, 2002
                               (in thousands)
                                    Buildings
                                   And Related
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

Reconciliation of "Real Estate and Accumulated Depreciation":

                                               Years Ended December 31,
                                                 2002             2001
                                                    (in thousands)
   Investment Properties
   Balance at beginning of year                 $ 2,820         $ 5,342
     Property improvements                           --              141
     Sale of property                                --           (3,183)
     Change in estimated net realizable
       value                                         --              520
   Balance at end of year                       $ 2,820         $ 2,820

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $6,679,000 and $6,678,000, respectively. Accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001 is approximately $4,009,000 and $3,756,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual services of approximately $27,000 and non-audit services (principally tax-related) of approximately $11,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the Managing General Partner during the year ended December 31, 2002.

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

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting authorities of the Partnership as of December 31, 2002.

As of December 31, 2002, Insignia Properties LP ("IPLP"), an affiliate of the Managing General Partner, owned 108 Individual Investor Units ("Units") or approximately 0.11%. IPLP's business address is 55 Beattie Place, Greenville, SC 29602. Additionally, IPLP is indirectly ultimately owned by AIMCO.

Item 12.    Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $91,000 and $149,000 for the years ended December 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $12,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO and its affiliates own 108 units in the Partnership representing 0.11% of the outstanding units at December 31, 2002. Affiliates of the Managing General Partner also own 5,511 (8.24%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,635 (9.64%) of the 1986 Non-Recourse Promissory Notes.

                                     PART IV

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    By:   Fox Partners V
                                          Its General Partner


                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye      Executive Vice President      Date: March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date: March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Pension Income Fund XXIII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Pension Income Fund XXIII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

          99   Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Pension Income Fund XXIII (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.