Form 10QSB
period 2003-09-30
CENTURY PENSION INCOME FUND XXIII
filed 2003-11-13
CIK 764543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                                 (in thousands)

                               September 30, 2003



Assets
  Cash and cash equivalents                                           $ 111
  Receivables and deposits                                                 7
  Debt trustee escrow                                                    779
                                                                         897
Liabilities
  Accounts payable                                                         7
  Other liabilities                                                       99
  Non-recourse promissory notes:
   Principal                                                          11,263
   Interest payable                                                   16,313
  Estimated costs during the period of liquidation                       383
                                                                      28,065

Net liabilities in liquidation                                      $(27,168)


            See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

              STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)


                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                  2003           2002

Net liabilities in liquidation at beginning of period           $(25,094)      $(23,942)

Changes in net liabilities in liquidation attributed to:
   (Decrease) increase in cash and cash equivalents                 (117)           133
   Decrease in receivables and deposits                              (64)            (5)
   Decrease in debt trustee escrow                                  (154)           (18)
   Decrease in investment in properties                           (2,820)            --
   Decrease in accounts payable                                       14              6
   Decrease in tenant security deposits                                5              6
   Increase in accrued property taxes                                 --            (58)
   Increase in other liabilities                                     (25)           (22)
   Increase in non-recourse promissory notes - interest
      payable                                                       (186)        (1,045)
   Decrease in non-recourse promissory notes - principal             583             --
   Decrease in minority interest in consolidated joint
      venture                                                         --            170
   Decrease in estimated costs during the period of
      liquidation                                                    690            452

Net liabilities in liquidation at end of period                 $(27,168)      $(24,323)


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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2003 is approximately $383,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2003. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $93,000 and $69,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Note C - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

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

On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza to an unaffiliated third party for net sales proceeds of approximately $1,270,000 after the payment of closing costs. The proceeds were delivered to the indenture trustee to be applied to the amounts due to the noteholders.

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

During the nine months ended September 30, 2003, net liabilities increased by approximately $2,074,000. This increase is primarily due to decreases in investment properties and the debt trustee escrow and an increase in the interest payable on the promissory notes partially offset by decreases in the principal on the non-recourse promissory notes and the estimated costs during the period of liquidation. The decrease in investment properties is a result of the sale of Commerce Plaza. The decrease in the debt trustee escrow is due to the payment of expenses by the trustee. The increase in the interest payable is due to the monthly interest accrued on the notes partially offset by a payment made to the noteholders. The decrease in the principal on the non-recourse promissory notes is due to the payment made to the noteholders. The decrease in the estimated costs of liquidation is due to the shorter period of time until the Partnership's expected liquidation.

During the nine months ended September 30, 2002, net liabilities increased by approximately $381,000. This increase is primarily due to a decrease in the estimated costs during the period of liquidation and investment in the consolidated joint venture partially offset by an increase in the interest payable on the non-recourse promissory notes. The decrease in the estimated costs during the period of liquidation was primarily due to the reduced number of months until the Partnership's expected liquidation. The increase in interest payable was due to the accrual of nine months of interest on the current principal balance of approximately $11,847,000.

The statement of net liabilities in liquidation as of September 30, 2003 includes approximately $383,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2003. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

As a result of the sale of Commerce Plaza, the Partnership made payments on the non-recourse notes of the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands):

                                  Nine Months Ended            Nine Months Ended
                                  September 30, 2003          September 30, 2002
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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 108 limited partnership units (the "Units") in the Partnership representing approximately 0.11% of the outstanding Units at September 30, 2003. Affiliates of the Managing General Partner also owned 5,511 Individual Investor Units (8.24%) of the Partnership's 1985 Nonrecourse Promissory Notes and 1,635 Individual Investor Units (9.64%) of the Partnership's 1986 Nonrecourse Promissory Notes at September 30, 2003. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Income Fund XXIII (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/ Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.