Form 10KSB
period 2003-12-31
CENTURY PENSION INCOME FUND XXIII
filed 2004-04-14
CIK 764543

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market for the Registrant's Individual Investor Units or Pension Investor Notes exists, and, therefore, no aggregate market value for such Units or Notes can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

Beginning in July 1985 through December 1986, the Partnership offered $50,000,000 in Individual Investor Units ("Units") and $65,000,000 in Pension Investor Notes ("Nonrecourse Promissory Notes" or "Promissory Notes"). The Partnership sold Units and Promissory Notes of $47,894,500 and $41,939,000, respectively. The net proceeds of this offering were originally used to acquire interests in five business parks and two shopping centers and to fund eight mortgage loans. The principal business of the Partnership is and has been to hold for investment and ultimately sell income-producing properties, and to service and ultimately collect or dispose of mortgage loans on income-producing properties. The Partnership owned a 66 2/3% joint venture interest in one other commercial property which was sold in January 2000. One property in which the Partnership held an interest sold in 2001. The Partnership sold its last remaining investment property in March 2003.

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Promissory Notes at maturity and as a result, the Partnership was in default on the Promissory Notes. The Managing General Partner contacted the indenture trustee for the Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the Promissory Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza, to an unaffiliated third party. The net sales proceeds of approximately $1,270,000 were delivered to the indenture trustee to be applied to the amounts due to the noteholders.

The sale of the Partnership's last remaining asset did not generate sufficient proceeds to pay off the Promissory Notes in full. Upon the last payment on the Promissory Notes by the indenture trustee, the Partnership is expected to terminate.

The Partnership has no employees. Management and administrative services for the Partnership are provided by the Managing General Partner and by agents retained by the Managing General Partner.

Item 2.     Description of Property

At December 31, 2003, the Partnership has no investment properties.

Schedule of Property Indebtedness

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Promissory Notes at maturity and as a result, the Partnership was in default on the Promissory Notes. The Managing General Partner contacted the indenture trustee for the Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the Promissory Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza, to an unaffiliated third party. The net sales proceeds of approximately $1,270,000 were delivered to the indenture trustee to be applied to the amounts due to the noteholders. The sale of the Partnership's last remaining asset did not generate sufficient proceeds to pay off the Promissory Notes in full. Upon the last payment on the Promissory Notes by the indenture trustee, the Partnership is expected to terminate.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 95,789 Individual Investor Units (the "Units") during its offering period through December 1986. As of December 31, 2003, the number of holders of the Units was 2,977. An affiliate of the Managing General Partner owned 108 Units or 0.11%, as of December 31, 2003. Affiliates of the Managing General Partner also own 5,511 (8.24%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Non-Recourse Promissory Notes. No public trading market has developed for the Units and it is not anticipated such a market will develop in the future.

As a result of the sale of Commerce Plaza, the Partnership made payments on the Promissory Notes of the following amounts during the years ended December 31, 2003 and 2002 (in thousands):

                                                Years Ended December 31,
                                               2003                 2002
            Operations
              85 Series Notes                 $1,169                $ --
              86 Series Notes                    239                  --
                                              $1,408                $ --

Item 6.     Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

As of December 31, 1999, the Partnership adopted the liquidation basis of accounting. The Partnership's Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at the maturity date of February 15, 1999. The Partnership was unable to satisfy the Promissory Notes at maturity and as a result, the Partnership was in default on the Promissory Notes. The Managing General Partner contacted the indenture trustee for the Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all cash proceeds from any sales to the indenture trustee until the Promissory Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza, to an unaffiliated third party. The net sales proceeds of approximately $1,270,000 were delivered to the indenture trustee to be applied to the amounts due to the noteholders. The sale of the Partnership's last remaining asset did not generate sufficient proceeds to pay off the Promissory Notes in full. Upon the last payment on the Promissory Notes by the indenture trustee, the Partnership is expected to terminate.

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

During the year ended December 31, 2003, net liabilities increased by approximately $2,637,000. This increase is primarily due to an increase in the interest payable on the Promissory Notes and decreases in investment properties, the debt trustee escrow, cash and cash equivalents and receivables and deposits partially offset by decreases in the principal on the Promissory Notes and the estimated costs during the period of liquidation. The increase in interest payable is due to the monthly interest accrued on the Promissory Notes partially offset by a payment made to the noteholders. The decrease in investment properties is a result of the sale of Commerce Plaza in March 2003. The decrease in the debt trustee escrow is due to the payment of expenses by the trustee. The decrease in cash and cash equivalents is due to the payment of expenses by the Partnership. The decrease in receivables and deposits is due to the collection of these amounts by the Partnership. The decrease in the principal on the Promissory Notes is due to the payment made to the noteholders. The decrease in the estimated costs of liquidation is due to the shorter period of time until the Partnership's expected liquidation.

During the year ended December 31, 2002, net liabilities increased by approximately $1,152,000. This increase is primarily due to an increase in accrued interest payable on the Promissory Notes and a decrease in cash and cash equivalents partially offset by an increase in the debt trustee escrow, a decrease in minority interest in a joint venture and a decrease in the estimated costs during the period of liquidation.

The statement of net liabilities in liquidation as of December 31, 2003 includes approximately $684,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2004. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

As a result of the sale of Commerce Plaza, the Partnership made payments on the Promissory Notes of the following amounts during the years ended December 31, 2003 and 2002 (in thousands):

                                                Years Ended December 31,
                                               2003                 2002
            Operations
              85 Series Notes                 $1,169                $ --
              86 Series Notes                    239                  --
                                              $1,408                $ --

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 108 Individual Investor Units (the "Units") in the Partnership representing approximately 0.11% of the outstanding Units at December 31, 2003. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Promissory Notes at December 31, 2003. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that its significant accounting policies have been discussed above.

Item 7.     Financial Statements

CENTURY PENSION INCOME FUND XXIII

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated  Statement of Net  Liabilities  in Liquidation - December
      31, 2003

      Consolidated Statements of Changes in Net Liabilities in Liquidation - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

             Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Pension Income Fund XXIII

We have audited the accompanying consolidated statement of net liabilities in liquidation of Century Pension Income Fund XXIII as of December 31, 2003 and the related consolidated statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Century Pension Income Fund XXIII at December 31, 2003 and the consolidated changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States applied on the basis of accounting described in Note A to the financial statements.


                                                        /s/ERNST & YOUNG LLP



Greenville, South Carolina
April 8, 2004

                        CENTURY PENSION INCOME FUND XXIII

          CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                December 31, 2003



Assets
  Cash and cash equivalents                                             $  175
  Receivables and deposits                                                  24
  Debt trustee escrow                                                      766
                                                                           965
Liabilities
  Other liabilities                                                        107
  Non-recourse promissory notes (Note A)
   Principal                                                            11,263
   Interest payable                                                     16,642
  Estimated costs during the period of liquidation
   (Note A)                                                                684
                                                                        28,696

Net liabilities in liquidation                                        $(27,731)

           See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

    CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)


                                                                  For the Years Ended
                                                                      December 31,
                                                                   2003         2002

Net liabilities in liquidation at beginning of the year          $(25,094)    $(23,942)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                              (53)        (233)
   Decrease in receivables and deposits                               (47)         (40)
   (Decrease) increase in debt trustee escrow                        (167)         290
   Decrease in investment properties                               (2,820)          --
   Decrease (increase) in accounts payable                             21          (11)
   Decrease in tenant security deposit payable                          5            4
   Increase in other liabilities                                      (33)          (1)
   Decrease in nonrecourse promissory notes - principal               584           --
   Increase in non-recourse promissory notes - interest
     payable                                                         (516)      (1,387)
   Decrease in minority interest in consolidated joint
     venture                                                           --          170
   Decrease in estimated costs during the period of
     liquidation                                                      389           56

Net liabilities in liquidation at end of the year                $(27,731)    $(25,094)

       See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PENSION INCOME FUND XXIII

                 Notes to Consolidated Financial Statements

                                December 31, 2003


Note A - Basis of Presentation

As of December 31, 1999, Century Pension Income Fund XXIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its investment properties.

The Partnership's Nonrecourse Promissory Notes (the "Promissory Notes") are secured by a deed of trust on all properties owned in fee by the Partnership. The Notes were issued in two series. The "1985 Series Notes", in the original principal amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes", in the original principal amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Promissory Notes at maturity and as a result, the Partnership was in default on the Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the Promissory Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza, to an unaffiliated third party. The net sales proceeds of approximately $1,270,000 were delivered to the indenture trustee to be applied to the amounts due to the noteholders.

The sale of the Partnership's last remaining asset did not generate sufficient proceeds to pay off the Promissory Notes in full. Upon the last payment on the Promissory Notes by the indenture trustee, the Partnership is expected to terminate.

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

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2003 is approximately $684,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by June 30, 2004. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. It is not practicable to estimate the fair value of the Partnership's Promissory Notes due to their maturity in February 1999 and the Partnership is unable to obtain additional financing.

Cash and Cash Equivalents: Cash and cash equivalents include cash, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits: Prior to the sale of the investment property in March 2003, the Partnership required security deposits from lessees for the duration of the lease. The security deposits were refunded when the tenant vacated, provided the tenant had not damaged their space and was current on their rental payments.

Investment Property: As a result of the Partnership adopting the liquidation basis of accounting, the investment property was adjusted to its estimated net realizable value at December 31, 2002. The investment property was sold in March 2003.

Leases: Prior to the sale of the investment property in March 2003, the Partnership leased certain commercial space to tenants under various lease terms. The leases were accounted for as operating leases in accordance with SFAS No. 13, "Accounting for Leases".

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

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $93,000 and $91,000 for the years ended December 31, 2003 and 2002, respectively.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 2002, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration. No such coverage was charged during 2003 as the remaining property was sold.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 108 Individual Investor Units (the "Units") in the Partnership representing approximately 0.11% of the outstanding Units at December 31, 2003. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Promissory Notes at December 31, 2003. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable income of the Partnership for the year ended December 31, 2003 is approximately $15,310,000 ($153.06 per Individual Investor Unit) and the taxable loss for the year ended December 31, 2002 is approximately $282,000 ($2.89 per Individual Investor
Unit).

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands) at December 31, 2003:

                                                    2003
Net liabilities in liquidation as reported         $(27,731)
Differences resulted from:
  Cash                                                (175)
  Debt trustee escrow                                 (766)
  Non-recourse promissory notes                     27,905
  Estimated costs in liquidation                       684
  Other                                                 83
Net liabilities - Federal tax basis                $    --

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons,  Compliance with
         Section 16(a) of the Exchange Act

Century Properties Fund XXIII (the "Partnership" or the "Registrant") has no directors or officers. The names and ages of, as well as the positions and offices held by, the present directors and officers of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") are set forth below. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The Partnership is a limited partnership and has no directors or officers. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The directors and officers of the Managing General Partner and its affiliates, as a group, do not own any of the Partnership's voting securities.

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting authorities of the Partnership as of December 31, 2003.

As of December 31, 2003, AIMCO Properties, IPLP (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner, owned 108
Individual Investor Units ("Units") or approximately 0.11%. It's business address is 55 Beattie Place, Greenville, SC 29602. Additionally, AIMCO Properties, IPLP is indirectly ultimately owned by AIMCO.

Item 12.    Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $93,000 and $91,000 for the years ended December 31, 2003 and 2002, respectively.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 2002, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration. No such coverage was charged during 2003 as the remaining property was sold.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 108 Individual Investor Units (the "Units") in the Partnership representing approximately 0.11% of the outstanding Units at December 31, 2003. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Promissory Notes at December 31, 2003. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 13.    Exhibits,  Financial  Statements,  Schedules and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $36,000 and $32,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $9,000 and $5,000, respectively.

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


                                    CENTURY PENSION INCOME FUND XXIII


                                    By:   Fox Partners V
                                          Its General Partner


                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: April 14, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: April 14, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: April 14, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: April 14, 2004
Thomas M. Herzog              Chief Accounting Officer

                        CENTURY PENSION INCOME FUND XXIII

                                  Exhibit Index



  Exhibit Number

       2 NPI Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

       3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated July 1, 1985 and thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-96389)

      10.22 Purchase and Sale Contract between Registrant and The Cadle Company, dated March 6, 2003, (incorporated by reference to the Current Report on Form 8-K dated March 31, 2003 and filed on April 10, 2003).

      10.23 Assignment of Purchase Agreement between The Cadle Company, Inc. and Cadle's Commerce Plaza, LLC, dated March 31, 2003 (incorporated by reference to the Current Report on Form 8-K dated March 31, 2003 and filed on April 10, 2003).

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  April 14, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of Fox  Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  executive   officer  of  the
                                    Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  April 14, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior   Vice    President   and   Chief
                                    Accounting   Officer   of  Fox   Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Pension Income Fund XXIII (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  April 14, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  April 14, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.