Form 10QSB
period 2004-06-30
CENTURY PENSION INCOME FUND XXIII
filed 2004-08-16
CIK 764543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


            For the transition period from _________to _________

                         Commission file number 0-14528


                     CENTURY  PENSION  INCOME  FUND XXIII
       (Exact name of small business issuer as specified in its charter)



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        CENTURY PENSION INCOME FUND XXIII

          CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2004



Assets
  Cash and cash equivalents                                           $   94
  Receivables and deposits                                                22
  Debt trustee escrow                                                    777
                                                                         893
Liabilities
  Accounts payable                                                         6
  Other liabilities                                                       71
  Non-recourse promissory notes:
   Principal                                                          11,263
   Interest payable                                                   17,296
  Estimated costs during the period of liquidation                       695
                                                                      29,331

Net liabilities in liquidation                                      $(28,438)


        See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

    CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                                                  For the Six Months
                                                                    Ended June 30,
                                                                  2004           2003
Net liabilities in liquidation at beginning of period           $(27,731)      $(25,094)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                             (81)           (26)
   Decrease in receivables and deposits                               (2)           (64)
   Increase (decrease) in debt trustee escrow                         11           (133)
   Decrease in investment in properties                               --         (2,820)
   Increase in accounts payable                                       --            (15)
   Decrease in tenant security deposits                               --              5
   Decrease (increase) in other liabilities                           30            (16)
   (Increase) decrease in non-recourse promissory notes -
      interest payable                                              (654)           140
   Decrease in non-recourse promissory notes - principal              --            583
   (Increase) decrease in estimated costs during the
      period of liquidation                                          (11)           269

Net liabilities in liquidation at end of period                 $(28,438)      $(27,171)


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

Included in liabilities in the statement of net liabilities in liquidation as of June 30, 2004 is approximately $695,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $62,000 for the six months ended June 30, 2003. No such reimbursements were paid during the six months ended June 30, 2004.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector filed a reply brief on June 4, 2004. No hearing has been scheduled in this matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

Included in liabilities in the statement of net liabilities in liquidation as of June 30, 2004 is approximately $695,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

During the six months ended June 30, 2004, net liabilities increased by approximately $707,000. This increase is primarily due to an increase in accrued interest payable on the Notes and a decrease in cash and cash equivalents.

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

In light of the maturity of the Notes, no distributions were made to the limited partners during the six months ended June 30, 2004 and 2003. As a result of the sale of Commerce Plaza, the Partnership made payments on the Notes of the following amounts during the six months ended June 30, 2003. No such payments were made during the six months ended June 30, 2004.

                                      Six Months Ended
                                       June 30, 2003
                                       (in thousands)
         Operations
           85 Series Notes                 $1,169
           86 Series Notes                    239
                                           $1,408

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO owned 108 limited partnership units (the "Units") in the Partnership representing approximately 0.11% of the outstanding units at June 30, 2004. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Nonrecourse Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Nonrecourse Promissory Notes at June 30, 2004. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector filed a reply brief on June 4, 2004. No hearing has been scheduled in this matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    CENTURY PENSION INCOME FUND XXIII


                                    By:   FOX PARTNERS V
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of   Fox    Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Income Fund XXIII (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.