Form 10QSB
period 2004-09-30
CENTURY PENSION INCOME FUND XXIII
filed 2004-11-12
CIK 764543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                                 (in thousands)

                               September 30, 2004



Assets
  Cash and cash equivalents                                           $   81
  Receivables and deposits                                                22
  Debt trustee escrow                                                    745
                                                                         848
Liabilities
  Accounts payable                                                        17
  Other liabilities                                                       64
  Non-recourse promissory notes:
   Principal                                                          11,263
   Interest payable                                                   17,626
  Estimated costs during the period of liquidation                     1,427
                                                                      30,397

Net liabilities in liquidation                                      $(29,549)

         See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

           STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)




                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                  2004           2003

Net liabilities in liquidation at beginning of period           $(27,731)      $(25,094)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                             (94)          (117)
   Decrease in receivables and deposits                               (2)           (64)
   Decrease in debt trustee escrow                                   (21)          (154)
   Decrease in investment in properties                               --         (2,820)
   (Increase) decrease in accounts payable                           (17)            14
   Decrease in tenant security deposits                               --              5
   Decrease (increase) in other liabilities                           43            (25)
   Increase in non-recourse promissory notes - interest
      payable                                                       (984)          (186)
   Decrease in non-recourse promissory notes - principal              --            583
   (Increase) decrease in estimated costs during the
      period of liquidation                                         (743)           690

Net liabilities in liquidation at end of period                 $(29,549)      $(27,168)

         See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

As of December 31, 1999, Century Pension Income Fund XXIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting.

The Partnership's Nonrecourse Promissory Notes (the "Notes") were secured by a deed of trust on all properties owned in fee by the Partnership. The Notes were issued in two series. The "1985 Series Notes", in the original principal amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes", in the original principal amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Notes at maturity and as a result, the Partnership was in default on the Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza, to a third party. The net sales proceeds of approximately $1,270,000 were delivered to the indenture trustee to be applied to the amounts due to the noteholders. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2004 is approximately $1,427,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2005. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $93,000 during the nine months ended September 30, 2003. No such reimbursements were paid during the nine months ended September 30, 2004.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector filed a reply brief on June 4, 2004. Both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 17, 2004, the Partnership was sued, along with the Managing General Partner, Fox Capital Management Corporation, and general partner, Fox Partners
V. The suit was brought in the Supreme Court of the State of New York, New York County by J.P. Morgan Trust Company, N.A., ("Trustee") formerly Chase Manhattan Bank & Trust Company, N.A., as Trustee under the Trust Indenture dated as of February 22, 1984. The Trustee alleges claims of breach of contract and unjust enrichment based on defendants' alleged breaches of their obligations under a Forbearance Agreement dated as of November 3, 1999. The Trustee seeks the payment of certain funds that it contends were improperly withheld or misappropriated under the Forbearance Agreement. In its breach of contract claim, the Trustee claims that it is entitled to $713,151 plus interest, which is comprised of management fees paid to Fox Partners V and outstanding reserves allegedly due to the Trustee. The Partnership will vigorously defend the litigation. At this time it is too early to determine whether the litigation will have a material adverse effect on the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza, to a third party. The net sales proceeds of approximately $1,270,000 were delivered to the indenture trustee to be applied to the amounts due to the noteholders.

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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2004 is approximately $1,427,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by September 30, 2005. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

During the nine months ended September 30, 2004, net liabilities increased by approximately $1,818,000. This increase is primarily due to increases in accrued interest payable on the Notes and in the estimated costs during the period of liquidation and a decrease in cash and cash equivalents. The increase in the estimated costs during the period of liquidation is due to an increase in the expected time required to liquidate the Partnership.

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

In light of the maturity of the Notes, no distributions were made to the limited partners during the nine months ended September 30, 2004 and 2003. As a result of the sale of Commerce Plaza, the Partnership made payments on the Notes of the following amounts during the nine months ended September 30, 2003. No such payments were made during the nine months ended September 30, 2004.

                                     Nine months Ended
                                     September 30, 2003
                                       (in thousands)
         Operations
           85 Series Notes                 $1,169
           86 Series Notes                    239
                                           $1,408

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO owned 108 limited partnership units (the "Units") in the Partnership representing approximately 0.11% of the outstanding units at September 30, 2004. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Nonrecourse Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Nonrecourse Promissory Notes at September 30, 2004. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector filed a reply brief on June 4, 2004. Both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 17, 2004, the Partnership was sued, along with the Managing General Partner, Fox Capital Management Corporation, and general partner, Fox Partners
V. The suit was brought in the Supreme Court of the State of New York, New York County by J.P. Morgan Trust Company, N.A., ("Trustee") formerly Chase Manhattan Bank & Trust Company, N.A., as Trustee under the Trust Indenture dated as of February 22, 1984. The Trustee alleges claims of breach of contract and unjust enrichment based on defendants' alleged breaches of their obligations under a Forbearance Agreement dated as of November 3, 1999. The Trustee seeks the payment of certain funds that it contends were improperly withheld or misappropriated under the Forbearance Agreement. In its breach of contract claim, the Trustee claims that it is entitled to $713,151 plus interest, which is comprised of management fees paid to Fox Partners V and outstanding reserves allegedly due to the Trustee. The Partnership will vigorously defend the litigation. At this time it is too early to determine whether the litigation will have a material adverse effect on the Partnership.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Income Fund XXIII (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.