Form 10KSB
period 2004-12-31
CENTURY PENSION INCOME FUND XXIII
filed 2005-03-18
CIK 764543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market for the Registrant's Individual Investor Units or Pension Investor Notes exists, and, therefore, no aggregate market value for such Units or Notes can be determined.

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

Item 2.     Description of Property

At December 31, 2004, the Partnership has no investment properties.

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

On August 17, 2004, the Partnership was sued, along with the Managing General Partner, Fox Capital Management Corporation, and general partner, Fox Partners
V. The suit was brought in the Supreme Court of the State of New York, New York County by J.P. Morgan Trust Company, N.A., ("Trustee") formerly Chase Manhattan Bank & Trust Company, N.A., as Trustee under the Trust Indenture dated as of February 22, 1984. The Trustee alleges claims of breach of contract and unjust enrichment based on defendants' alleged breaches of their obligations under a Forbearance Agreement dated as of July 30, 1999. The Trustee seeks the payment of certain funds that it contends were improperly withheld or misappropriated under the Forbearance Agreement. In its breach of contract claim, the Trustee claims that it is entitled to $713,151 plus interest, which is comprised of management fees paid to Fox Partners V and outstanding reserves allegedly due to the Trustee. The Partnership will vigorously defend the litigation. The Partnership's management does not believe that the litigation will have a material adverse effect on the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 95,789 Individual Investor Units (the "Units") during its offering period through December 1986. As of December 31, 2004, the number of holders of the Units was 2,977. An affiliate of the Managing General Partner owned 108 Units or 0.11%, as of December 31, 2004. Affiliates of the Managing General Partner also own 5,511 (8.24%) of the Partnership's 1985 Non-Recourse Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Non-Recourse Promissory Notes. No public trading market has developed for the Units and it is not anticipated such a market will develop in the future.

As a result of the sale of Commerce Plaza, the Partnership made payments on the Promissory Notes of the following amounts during the years ended December 31, 2004 and 2003 (in thousands):

                                                   Years Ended December 31,
                                                    2004              2003
            Operations
              85 Series Notes                       $ --             $1,169
              86 Series Notes                         --                239
                                                    $ --             $1,408

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

During the year ended December 31, 2004, net liabilities increased by approximately $2,140,000. This increase is due to increases in accrued interest payable on the Promissory Notes, accounts payable and the estimated costs during the period of liquidation and due to decreases in cash and cash equivalents and the debt trustee escrow. The increase in the estimated costs during the period of liquidation is due to an increase in the expected time required to liquidate the Partnership as a result of the lawsuit initiated by the Trustee in August 2004.

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

The statement of net liabilities in liquidation as of December 31, 2004 includes approximately $1,422,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2005. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

As a result of the sale of Commerce Plaza, the Partnership made payments on the Promissory Notes of the following amounts during the years ended December 31, 2004 and 2003 (in thousands):

                                                Years Ended December 31,
                                               2004                 2003
            Operations
              85 Series Notes                  $ --                $1,169
              86 Series Notes                     --                  239
                                               $ --                $1,408

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 108 Individual Investor Units (the "Units") in the Partnership representing approximately 0.11% of the outstanding Units at December 31, 2004. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Promissory Notes at December 31, 2004. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note B - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that its significant accounting policies have been discussed above.

Item 7.     Financial Statements

CENTURY PENSION INCOME FUND XXIII

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated  Statement of Net Liabilities in Liquidation - December 31,
      2004

      Consolidated Statements of Changes in Net Liabilities in Liquidation - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm




The Partners
Century Pension Income Fund XXIII

We have audited the accompanying consolidated statement of net liabilities in liquidation of Century Pension Income Fund XXIII as of December 31, 2004 and the related consolidated statements of changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Century Pension Income Fund XXIII at December 31, 2004 and the consolidated changes in net liabilities in liquidation for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States applied on the basis of accounting described in Note A to the financial statements.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                        CENTURY PENSION INCOME FUND XXIII

           CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                                December 31, 2004



Assets
  Cash and cash equivalents                                          $      74
  Receivables and deposits                                                  22
  Debt trustee escrow                                                      739
                                                                           835
Liabilities
  Accounts payable                                                          26
  Other liabilities                                                         44
  Non-recourse promissory notes (Note A)
   Principal                                                            11,263
   Interest payable                                                     17,951
  Estimated costs during the period of liquidation
   (Note A)                                                              1,422
                                                                        30,706

Net liabilities in liquidation                                        $(29,871)


        See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

     CONSOLIDATED STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                 (in thousands)




                                                                  For the Years Ended
                                                                      December 31,
                                                                   2004         2003

Net liabilities in liquidation at beginning of the year          $(27,731)    $(25,094)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                             (101)         (53)
   Decrease in receivables and deposits                                (2)         (47)
   Decrease in debt trustee escrow                                    (27)        (167)
   Decrease in investment properties                                   --       (2,820)
   (Increase) decrease in accounts payable                            (26)          21
   Decrease in tenant security deposit payable                         --            5
   Decrease (increase) in other liabilities                            63          (33)
   Decrease in nonrecourse promissory notes - principal                --          584
   Increase in non-recourse promissory notes - interest
     payable                                                       (1,309)        (516)
   (Increase) decrease in estimated costs during the
     period of liquidation                                           (738)         389

Net liabilities in liquidation at end of the year                $(29,871)    $(27,731)

        See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

                  Notes to Consolidated Financial Statements

                                December 31, 2004


Note A - Basis of Presentation

As of December 31, 1999, Century Pension Income Fund XXIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its investment properties.

The Partnership's Nonrecourse Promissory Notes (the "Promissory Notes") were secured by a deed of trust on all properties owned in fee by the Partnership. The Promissory Notes were issued in two series. The "1985 Series Notes", in the original principal amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes", in the original principal amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Promissory Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Promissory Notes at maturity and as a result, the Partnership was in default on the Promissory Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Promissory Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the Promissory Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza, to an unaffiliated third party. The net sales proceeds of approximately $1,270,000 were delivered to the indenture trustee to be applied to the amounts due to the noteholders.

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

Included in liabilities in the statement of net liabilities in liquidation as of December 31, 2004 is approximately $1,422,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by December 31, 2005. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $93,000 for the year ended December 31, 2003. No such reimbursements were paid during the year ended December 31, 2004.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 108 Individual Investor Units (the "Units") in the Partnership representing approximately 0.11% of the outstanding Units at December 31, 2004. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Promissory Notes at December 31, 2004. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The Partnership has filed a final tax return effective December 31, 2003. As a result, there was no taxable loss for 2004. The taxable loss for the year ended December 31, 2003 was approximately $15,310,000 ($153.06 per Individual Investor Unit).

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands) at December 31, 2004:

                                                    2004

Net liabilities in liquidation as reported        $(29,871)
 Differences resulted from:
  Cash                                                 (74)
  Debt trustee escrow                                 (739)
  Non-recourse promissory notes                     29,214
  Estimated costs in liquidation                     1,422
  Other                                                 48
Net liabilities - Federal tax basis                 $ --

Note E - Contingencies

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

On August 17, 2004, the Partnership was sued, along with the Managing General Partner, Fox Capital Management Corporation, and general partner, Fox Partners
V. The suit was brought in the Supreme Court of the State of New York, New York County by J.P. Morgan Trust Company, N.A., ("Trustee") formerly Chase Manhattan Bank & Trust Company, N.A., as Trustee under the Trust Indenture dated as of February 22, 1984. The Trustee alleges claims of breach of contract and unjust enrichment based on defendants' alleged breaches of their obligations under a Forbearance Agreement dated as of July 30, 1999. The Trustee seeks the payment of certain funds that it contends were improperly withheld or misappropriated under the Forbearance Agreement. In its breach of contract claim, the Trustee claims that it is entitled to $713,151 plus interest, which is comprised of management fees paid to Fox Partners V and outstanding reserves allegedly due to the Trustee. The Partnership will vigorously defend the litigation. The Partnership's management does not believe that the litigation will have a material adverse effect on the Partnership.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other information

            None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting authorities of the Partnership as of December 31, 2004.

As of December 31, 2004, AIMCO Properties, IPLP, an affiliate of the Managing General Partner, owned 108 Individual Investor Units ("Units") or approximately 0.11%. It's business address is 55 Beattie Place, Greenville, SC 29602. Additionally, AIMCO Properties, IPLP is indirectly ultimately owned by AIMCO.

Item 12.    Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $93,000 for the year ended December 31, 2003. No such reimbursements were paid during the year ended December 31, 2004.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO owned 108 Individual Investor Units (the "Units") in the Partnership representing approximately 0.11% of the outstanding Units at December 31, 2004. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Promissory Notes at December 31, 2004. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

                                     PART IV

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $18,000 and $36,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $5,000 and $9,000 for 2004 and 2003, respectively.

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


                                    CENTURY PENSION INCOME FUND XXIII


                                    By:   Fox Partners V
                                          Its General Partner


                                    By:   Fox Capital Management Corporation
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 18, 2005

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 18, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Pension Income Fund XXIII (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.