Form 10QSB
period 2005-09-30
CENTURY PENSION INCOME FUND XXIII
filed 2005-11-14
CIK 764543

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        CENTURY PENSION INCOME FUND XXIII

                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2005



Assets
  Cash and cash equivalents                                         $     18
  Receivables and deposits                                                22
  Debt trustee escrow                                                    707
                                                                         747
Liabilities
  Accounts payable                                                        41
  Other liabilities                                                       38
  Non-recourse promissory notes:
   Principal                                                          11,263
   Interest payable                                                   18,932
  Estimated costs during the period of liquidation                       728
                                                                      31,002

Net liabilities in liquidation                                      $(30,255)


                See Accompanying Notes to Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

           STATEMENTS OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)




                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                  2005           2004

Net liabilities in liquidation at beginning of period           $(29,871)      $(27,731)

Changes in net liabilities in liquidation attributed to:
   Decrease in cash and cash equivalents                             (56)           (94)
   Decrease in receivables and deposits                               --             (2)
   Decrease in debt trustee escrow                                   (32)           (21)
   Increase in accounts payable                                      (15)           (17)
   Decrease in other liabilities                                       6             43
   Increase in non-recourse promissory notes - interest
      payable                                                       (981)          (984)
   Decrease (increase) in estimated costs during the
      period of liquidation                                          694           (743)

Net liabilities in liquidation at end of period                 $(30,255)      $(29,549)


                See Accompanying Notes to Financial Statements

                        CENTURY PENSION INCOME FUND XXIII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

As of December 31, 1999, Century Pension Income Fund XXIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting.

The Partnership's Nonrecourse Promissory Notes (the "Notes"), which had a balance of principle and accrued interest of approximately $30,195,000 at September 30, 2005, were secured by a deed of trust on all properties owned in fee by the Partnership. The Notes were issued in two series. The "1985 Series Notes", in the original principal amount of $33,454,000 bear interest at 12% per annum, and the "1986 Series Notes", in the original principal amount of $8,485,000, bear interest at 10% per annum, except that portions of the interest were deferred, provided the Partnership made minimum interest payments of 5% on the unpaid principal balance. The Notes had a balance of principal and deferred interest of approximately $80,000,000 at their maturity date of February 15, 1999. The Partnership was unable to satisfy the Notes at maturity and as a result, the Partnership was in default on the Notes. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") contacted the indenture trustee for the Notes regarding this default. In connection with these conversations, on July 30, 1999 the Partnership entered into a forbearance agreement with the indenture trustee pursuant to which the indenture trustee agreed not to exercise its rights and remedies under the indenture for up to 390 days. In turn, the Partnership agreed to (a) deliver to the indenture trustee for the benefit of the noteholders all of the accumulated cash of the Partnership, less certain reserves and anticipated operating expenses, (b) market all of its properties for sale, (c) deliver all net cash proceeds from any sales to the indenture trustee until the Notes are fully satisfied and (d) comply with the reporting requirements under the indenture. On March 31, 2003, the Partnership sold the last remaining property, Commerce Plaza, to a third party. The net sales proceeds of approximately $1,270,000 were delivered to the indenture trustee to be applied to the amounts due to the noteholders. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2005 is approximately $728,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by March 31, 2006. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. No such reimbursements were charged or paid during the nine months ended September 30, 2005 and 2004.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 17, 2004, the Partnership was sued, along with the Managing General Partner, Fox Capital Management Corporation, and general partner, Fox Partners
III. The suit was brought in the Supreme Court of the State of New York, New York County by J.P. Morgan Trust Company, N.A., ("Trustee") formerly Chase Manhattan Bank & Trust Company, N.A., as Trustee under the Trust Indenture dated as of February 22, 1984. The Trustee alleges claims of breach of contract and unjust enrichment based on defendants' alleged breaches of their obligations under a Forbearance Agreement dated as of October 28, 1999. The Trustee seeks the payment of certain funds that it contends were improperly withheld or misappropriated under the Forbearance Agreement. In its breach of contract claim, the Trustee claims that it is entitled to $541,776 plus interest, which is comprised of management fees paid to Fox Partners III and outstanding reserves allegedly due to the Trustee. The parties have reached a tentative settlement agreement wherein all the defendants will pay $700,000 for the settlement of this case as well as an additional case involving Century Properties Fund XX, an affiliate. The allocation on how those funds will be divided between the defendants is yet to be determined. The tentative settlement agreement is in the process of being finalized and documented.

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

Included in liabilities in the statement of net liabilities in liquidation as of September 30, 2005 is approximately $728,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by March 31, 2006. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

During the nine months ended September 30, 2005, net liabilities increased by approximately $384,000. The increase is due to increases in the accrued interest payable on the Notes and accounts payable, a decrease in the debt trustee escrow and a decrease in cash and cash equivalents partially offset by a decrease in the estimated costs during the period of liquidation. The estimated costs during the period of liquidation decreased due to the change in the estimated time of liquidation partially offset by an increase in the expected legal and administrative expenses.

During the nine months ended September 30, 2004, net liabilities increased by approximately $1,818,000. This increase was primarily due to an increase in accrued interest payable on the Notes and the estimated costs during the period of liquidation and a decrease in cash and cash equivalents. The increase in the estimated costs during the period of liquidation was due to an increase in the expected time required to liquidate the Partnership.

In light of the maturity of the Notes, no distributions were made to the limited partners for the nine month periods ended September 30, 2005 and 2004.

In addition to its indirect ownership of the Managing General Partner interest in the Partnership, AIMCO owned 108 limited partnership units (the "Units") in the Partnership representing approximately 0.11% of the outstanding units at September 30, 2005. Affiliates of the Managing General Partner also owned 5,511 (8.24%) of the Partnership's 1985 Nonrecourse Promissory Notes and 1,635 (9.64%) of the Partnership's 1986 Nonrecourse Promissory Notes at September 30, 2005. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 17, 2004, the Partnership was sued, along with the Managing General Partner, Fox Capital Management Corporation, and general partner, Fox Partners
III. The suit was brought in the Supreme Court of the State of New York, New York County by J.P. Morgan Trust Company, N.A., ("Trustee") formerly Chase Manhattan Bank & Trust Company, N.A., as Trustee under the Trust Indenture dated as of February 22, 1984. The Trustee alleges claims of breach of contract and unjust enrichment based on defendants' alleged breaches of their obligations under a Forbearance Agreement dated as of October 28, 1999. The Trustee seeks the payment of certain funds that it contends were improperly withheld or misappropriated under the Forbearance Agreement. In its breach of contract claim, the Trustee claims that it is entitled to $541,776 plus interest, which is comprised of management fees paid to Fox Partners III and outstanding reserves allegedly due to the Trustee. The parties have reached a tentative settlement agreement wherein all the defendants will pay $700,000 for the settlement of this case as well as an additional case involving Century Properties Fund XX, an affiliate. The allocation on how those funds will be divided between the defendants is yet to be determined. The tentative settlement agreement is in the process of being finalized and documented.

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


                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Income Fund XXIII (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.